Form 10QSB
period 2006-06-30
Gulf & Orient Steamship Company, Ltd.
filed 2006-08-04
CIK 1365388

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                      Commission File No. 000-52036
                      -----------------------------

                  Gulf & Orient Steamship Company, Ltd.
                  -------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Colorado                                      84-1344320
         --------                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                        601 South State Street
                      Salt Lake City, Utah 84101
                      --------------------------
                 (Address of Principal Executive Office)

      Issuer's Telephone Number, including Area Code:  (801) 550-5800


(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X     No                  (2)  Yes    No  X
        ---      ---                       ---    ---

Indicate by check mark whether the Issuer is a shell company (as defined by
Rule 12b-2 of the Exchange Act)  Yes X   No
                                         ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                             June 30, 2006

                               1,611,950
                               ---------

Transitional small business disclosure format (check one):  Yes     No X
                                                               ---    ---
                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The financial statements of Gulf & Orient Steamship Company, Ltd., a Colorado corporation (the "Company," "we," "our" or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          GULF & ORIENT
                     STEAMSHIP COMPANY, LTD.

                       FINANCIAL STATEMENTS

                      June 30, 2006 and 2005

                             CONTENTS

                                                              PAGE

BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . .       F-2

STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . .       F-3

STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .       F-4

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . .       F-5

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)

                          BALANCE SHEET
                           (Unaudited)



                                                      June 30,
                                                       2006
ASSETS
CURRENT ASSETS
  Cash                                             $        3
                                                   ----------
       TOTAL CURRENT ASSETS                                 3
                                                   ----------
                                                   $        3
                                                   ==========
LIABILITIES AND
SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $    30,276
  Payable - related parties (Note 4)                   45,544
                                                   ----------
       TOTAL CURRENT LIABILITIES                       75,820
                                                   ----------

       TOTAL LIABILITIES                               75,820

SHAREHOLDERS' DEFICIT

  Preferred stock no par value, non-voting,
   5,000,000 shares authorized; 0 shares issued
   and outstanding                                          0

  Common stock no par value, 50,000,000
   shares authorized; 1,611,950 shares issued
   and outstanding                                      4,281
  Deficit accumulated during development stage        (80,098)
                                                   ----------
           TOTAL SHAREHOLDERS' DEFICIT                (75,817)
                                                   ----------
                                                   $        3
                                                   ==========

           See Notes to Unaudited Financial Statements.

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)


                    STATEMENTS  OF OPERATIONS
                           (Unaudited)


                                                                      Period
                                                                       from
                                                                      5/9/96
                                                                     (Date of
                                                                    Inception)
                            Three months ended  Six months ended        to
                                 June 30,          June 30,          June 30,
                             2006        2005    2006      2005        2006
                           ----------  -------  --------  -------   --------
Income                     $        0  $     0  $      0  $     0   $      0
                           ----------  -------  --------  -------   --------
Expenses:
General and
Administrative expenses        18,253    5,290    18,961    6,429     69,519
Interest expense                  318      275       627      500      5,609
                           ----------  -------  --------  -------   --------
                               18,571    5,565    19,588    6,929     75,128
                           ----------  -------  --------  -------   --------

(LOSS) BEFORE TAXES           (18,571)  (5,565)  (19,588)  (6,929)   (75,128)

PROVISION FOR INCOME TAXES          0        0         0        0          0
                           ----------  -------  --------  -------   --------

NET (LOSS)                 $  (18,571) $(5,565) $(19,588) $(6,929)  $(75,128)
                           ==========  =======  ========  =======   ========
(LOSS) PER COMMON SHARE
Basic and diluted net (loss)
per weighted average common
share outstanding          $     (.00) $  (.00) $   (.00) $  (.00)
                           ==========  =======  ========  =======
Weighted average number of
common shares outstanding   1,611,950  1,611,950  1,611,950  1,646,396
                           ==========  =========  =========  =========

           See Notes to Unaudited Financial Statements.

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)


                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                   Period
                                                                    from
                                                                   5/9/96
                                              Six months         (Date of
                                            ended June 30,      inception) to
                                          2006          2005       6/30/2006

OPERATING ACTIVITIES
  Net (loss)                         $  (19,588)  $    (6,929)    $  (75,128)
Adjustments to reconcile net (loss)
to net cash provided (required) by
operating activities
  Stock issued for expenses                   0             0            500
  Interest expense                          627           500          5,609
Changes in assets and liabilities
  Accounts payable                       16,809         3,993         30,276
  Payable - related parties               2,135         7,500         39,935
                                      ---------    ----------     ----------
NET CASH PROVIDED (REQUIRED)
BY OPERATING ACTIVITIES                     (17)        5,064          1,192

FINANCING ACTIVITIES
  Stock sold                                  0             0          3,811
  Purchase treasury stock                     0        (5,000)        (5,000)
                                      ---------    ----------     ----------
NET CASH PROVIDED (REQUIRED)
BY FINANCING ACTIVITIES                       0        (5,000)        (1,189)
                                      ---------    ----------     ----------
NET INCREASE (DECREASE)
IN CASH                                     (17)           64              3

CASH AT BEGINNING
OF PERIOD                                    20            61              0
                                      ---------    ----------     ----------
CASH AT END OF PERIOD                 $       3    $      125     $        3
                                      =========    ==========     ==========
Cash paid for
Interest                              $       0    $        0     $        0
Income taxes                                  0             0              0

           See Notes to Unaudited Financial Statements.

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)


             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      June 30, 2006 and 2005


NOTE 1:   SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company was incorporated in the State of Colorado on May 9, 1996. The Company originally intended to engage in the business of marine transportation. These plans did not materialize.

Development Stage Company
The financial statements present the Company as a development stage company because of its short operating history. The Company is looking for business opportunities.

Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
Revenue is recognized on the accrual method of accounting.

Income (Loss) Per Common Share
Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.

NOTE 2:   INCOME TAXES

At December 31, 2005, the Company has a net operating loss carryover of $55,540 which expires as follows:

            Year ended            Amount           Federal Expiration Date

          December 31, 1996   $     5,636          December 31, 2011
          December 31, 1997         6,232          December 31, 2012
          December 31, 1998         3,462          December 31, 2018
          December 31, 1999         4,055          December 31, 2019
          December 31, 2000           147          December 31, 2020
          December 31, 2001         2,896          December 31, 2021
          December 31, 2002         2,861          December 31, 2022
          December 31, 2003         8,449          December 31, 2023
          December 31, 2004         9,385          December 31, 2024
          December 31, 2005        12,417          December 31, 2025
                              -----------
                              $    55,540
                              ===========

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

                      June 30, 2006 and 2005


NOTE 2:  INCOME TAXES (continued)

At June 30, 2006, the Company has a deferred tax asset in the amount of $26,295. The amount has been reserved 100% due to the Company's history of losses.

The increase in the valuation allowance was $6,855 and $2,425 for the quarters ended June 30, 2006 and 2005 respectively.

Components of income tax are as follows:
                  2006        2005
   Current
    Federal     $       0    $     0
    State               0          0
                ---------    -------
                        0          0
   Deferred             0          0
                ---------    -------
                $       0    $     0
                =========    =======

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:
                                     2006            2005
   Income tax computed at
    Federal statutory tax rate    $   (6,855)    $   (2,425)
   Deferred taxes and other            6,855          2,425
   State taxes (net of federal
    benefit)                               0              0
                                  ----------     ----------
                                  $        0     $        0
                                  ==========     ==========
NOTE 3:  COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

NOTE 4:  ACCOUNTS PAYABLE - RELATED PARTIES

At June 30, 2006, the Company owed $45,544 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, and $3,500 bears interest at 18% per year. Total accrued interest at June 30, 2006 is $5,609.

The Company also owes $5,000 to a related party. The $5,000 was due on October 13, 2005 and accrues a total interest of $2,500 on that date. The $5,000 is convertible to common stock at $.07 per share, which is not less than the fair market value of the stock on the date the loan was made. The $2,500 interest on the note is convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made.

NOTE 5:  STOCK TRANSACTIONS

The Company raised $811 from various individuals from the sale of its common stock. Form "D" was filed with the Securities and Exchange Commission to report the sales. $3,000 was also raised from the sale of preferred stock. The preferred stock was later cancelled during an ownership change of the Company. 50,000 shares were issued in 2003 for services of $500.

                      June 30, 2006 and 2005

NOTE 5:  STOCK TRANSACTIONS (continued)

In April, 2005, the Company purchased and retired 59,050 shares of its common stock. The Company paid $5,000 for the shares.

The preferred stock has the following preferences: [a] the stock is non-voting; [b] holders of the stock have the right to receive a mandatory dividend of 10% of the Company's adjusted gross profit as reflected on the annual tax return, and the dividend is to be paid within ten days of the filing of the tax return (to date no dividends have been required to be paid); [c] upon dissolution or winding up of the Company, 10% of the Company's assets shall be distributed to the holders of the preferred stock prior to division and distribution of assets to the holders of the Company's common stock.

NOTE 6:  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company has an accumulated deficit of $80,098 and a working capital deficit of $75,817.

The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management has prepared the following plan to address the Company's ability to continue as a going concern:

The Company is looking for business opportunities. If none are found, the Company will look to related parties to fund continuing operations.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

Our plan of operation for the next 12 months is to:(i)consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us. There is no agreement that management will advance these funds. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. As of the date of this Quarterly Report, we have not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business is commenced or an acquisition will be made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and whether the terms of any potential acquisition that may become available to us are acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process, and could cost between $5,000 to $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

Item 3.   Controls and Procedures.
----------------------------------

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None; not applicable.

Item 5.   Other Information.
----------------------------

None; not applicable.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31.1 302 Certification of Michael Vardakis

               31.2 302 Certification of Melissa Ladakis

               32   906 Certification

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Gulf & Orient Steamship Company, Ltd.

Date: 8/4/2006                          By/s/Michael Vardakis
     ----------                         -------------------------------------
                                        Vardakis
                                        Director and President


Date: 8/4/2006                          By/s/Melissa Ladakis
     ----------                         -------------------------------------
                                        Melissa Ladakis
                                        Secretary and Treasurer