Form 10QSB
period 2006-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2006-11-13
CIK 1365388

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                         Not Applicable
                            --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X     No                  (2)  Yes X  No

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

                          September 30, 2006

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

                   September 30, 2006 and 2005

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

STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . .       F-3

STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .       F-4

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . .       F-5

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)

                          BALANCE SHEET
                           (Unaudited)



                                                   September 30,
                                                       2006
ASSETS
CURRENT ASSETS
  Cash                                             $      195
                                                   ----------
       TOTAL CURRENT ASSETS                               195
                                                   ----------
                                                   $      195
                                                   ==========
LIABILITIES AND
SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $    36,573
  Payable - related parties (Note 4)                   48,258
                                                   ----------
       TOTAL CURRENT LIABILITIES                       84,831
                                                   ----------

       TOTAL LIABILITIES                               84,831

SHAREHOLDERS' DEFICIT

  Preferred stock no par value, non-voting,
   5,000,000 shares authorized; 0 shares issued
   and outstanding                                          0

  Common stock no par value, 50,000,000
   shares authorized; 1,611,950 shares issued
   and outstanding                                      4,281
  Deficit accumulated during development stage        (88,917)
                                                   ----------
           TOTAL SHAREHOLDERS' DEFICIT                (84,636)
                                                   ----------
                                                   $      195
                                                   ==========

           See Notes to Unaudited Financial Statements.

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)


                    STATEMENTS  OF OPERATIONS
                           (Unaudited)


                                                                      Period
                                                                       from
                                                                      5/9/96
                                                                     (Date of
                                                                    Inception)
                            Three months ended  Nine months ended       to
                              September 30,       September 30,  September 30,
                             2006        2005    2006      2005        2006
                           ----------  -------  --------  -------   --------
Income                     $        0  $     0  $      0  $     0   $      0
                           ----------  -------  --------  -------   --------
Expenses:
General and
Administrative expenses         8,506    1,080    27,466    7,509     78,024
Interest expense                  313      279       940      779      5,922
                           ----------  -------  --------  -------   --------
                                8,819    1,359    28,406    8,288     83,946
                           ----------  -------  --------  -------   --------

LOSS BEFORE TAXES              (8,819)  (1,359)  (28,406)  (8,288)   (83,946)

PROVISION FOR INCOME TAXES          0        0         0        0          0
                           ----------  -------  --------  -------   --------

NET LOSS                   $   (8,819) $(1,359) $(28,406) $(8,288)  $(83,946)
                           ==========  =======  ========  =======   ========
LOSS PER COMMON SHARE
Basic and diluted net loss
per weighted average common
share outstanding          $     (.00) $  (.00) $   (.00) $  (.00)
                           ==========  =======  ========  =======
Weighted average number of
common shares outstanding   1,611,950  1,611,950  1,611,950  1,646,396
                           ==========  =========  =========  =========

           See Notes to Unaudited Financial Statements.

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)


                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                   Period
                                                                    from
                                                                   5/9/96
                                             Nine months         (Date of
                                        ended September 30,      inception) to
                                          2006          2005       9/30/2006

OPERATING ACTIVITIES
  Net loss                           $  (28,406)  $    (8,288)    $  (83,946)
Adjustments to reconcile net loss
to net cash provided (required) by
operating activities
  Stock issued for expenses                   0             0            500
  Interest expense                          940           779          5,922
Changes in assets and liabilities
  Accounts payable                       23,106         4,991         36,573
  Payable - related parties               4,535         7,500         42,335
                                      ---------    ----------     ----------
NET CASH PROVIDED (REQUIRED)
BY OPERATING ACTIVITIES                     175         4,982          1,384

FINANCING ACTIVITIES
  Stock sold                                  0             0          3,811
  Purchase treasury stock                     0        (5,000)        (5,000)
                                      ---------    ----------     ----------
NET CASH PROVIDED (REQUIRED)
BY FINANCING ACTIVITIES                       0        (5,000)        (1,189)
                                      ---------    ----------     ----------
NET INCREASE (DECREASE)
IN CASH                                     175           (18)           195

CASH AT BEGINNING
OF PERIOD                                    20            61              0
                                      ---------    ----------     ----------
CASH AT END OF PERIOD                 $     195    $       43     $      195
                                      =========    ==========     ==========
Cash paid for
Interest                              $       0    $        0     $        0
Income taxes                                  0             0              0

           See Notes to Unaudited Financial Statements.

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)


             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                   September 30, 2006 and 2005


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

NOTE 2:   INCOME TAXES

At December 31, 2005, the Company has a net operating loss carryover of $55,540, which expires as follows:

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

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)



       NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                  September 30, 2006 and 2005


NOTE 2:  INCOME TAXES (continued)

At September 30, 2006, the Company has a deferred tax asset in the amount of $29,381. The amount has been reserved 100% due to the Company's history of losses.

The increase in the valuation allowance was $9,942 and $2,901 for the quarters ended September 30, 2006 and 2005 respectively.

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
                =========    =======

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:
                                     2006            2005
   Income tax computed at
    Federal statutory tax rate    $   (9,942)    $   (2,901)
   Deferred taxes and other            9,942          2,901
   State taxes (net of federal
    benefit)                               0              0
                                  ----------     ----------
                                  $        0     $        0
                                  ==========     ==========
NOTE 3:  COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

NOTE 4:  ACCOUNTS PAYABLE - RELATED PARTIES

At September 30, 2006, the Company owed $48,258 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, and $3,500 bears interest at 18% per year. Total accrued interest at September 30, 2006 is $5,923.

$7,500 of the total amount owed to related parties is convertible into the Company's common stock. The principal amount of $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. The total amount of the principle and interest is convertible to common stock at $.07 per share, which is not less than the fair market value of the stock on the date the loan was made.

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

              GULF & ORIENT STEAMSHIP COMPANY, LTD.
                  (A Development Stage Company)



       NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
                   September 30, 2006 and 2005

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

NOTE 6:  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company has an accumulated deficit of $88,917 and a working capital deficit of $84,636.

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

                                        Gulf & Orient Steamship Company, Ltd.

Date: 11/8/2006                         By/s/Michael Vardakis
     ----------                         -------------------------------------
                                        Vardakis
                                        Director and President


Date: 11/8/2006                         By/s/Melissa Ladakis
     ----------                         -------------------------------------
                                        Melissa Ladakis
                                        Secretary and Treasurer