Form 10KSB
period 2006-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2007-04-02
CIK 1365388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-52036

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(Name of Small Business Issuer in its Charter)

Colorado	84-1344320
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 South State Street

Salt Lake City, Utah 84101

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 550-5800

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

No par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

March 19, 2007 - $1,896.42. There are approximately 189,642 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established trading market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at $0.01 per share.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity stock, as of the latest practicable date:

March 19, 2007:  Common – 1,719,093

March 19, 2007:  Preferred – 0

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 12

Item 3. Legal Proceedings 12

Item 4. Submission of Matters to a Vote of Security Holders 12

PART II 12

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  12

Item 6. Management’s Discussion and Analysis or Plan of Operation 15

Item 7. Financial Statements. 16

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  17

Item 8A(T.) Controls and Procedures. 17

Item 8B. Other Information. 17

PART III 17

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  17

Item 10. Executive Compensation 20

Item 11. Security Ownership of Certain Beneficial Owners and Management 21

Item 12. Certain Relationships and Related Transactions 22

Item 13. Exhibits 22

Item 14. Principal Accounting Fees and Services 23

SIGNATURES 25

PART I

Item 1. Description of Business

Business Development

Organization

Gulf & Orient Steamship Company, Ltd. (“Gulf and Orient,” our “Company,” “we,” “us,” and “our” or words of similar import) was incorporated in Colorado on May 9, 1996, with an authorized capital of $55,000,000, comprised of 50,000,000 shares of common stock, and 5,000,000 shares of non-voting preferred stock, both with no par-value per share.  We were formed for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally.

In May of 1996, we issued “restricted securities” (common stock) at our inception, and conducted an offering under Rule 504 of Regulation D of the Securities and Exchange Commission.  This offering was also conducted in accordance with Section 11-51-308(1)(p) of the Colorado Revised Statutes that allows “public solicitation” of “accredited investors.”

Our proposed business operations were unsuccessful, and we have had no business operations since 1996.

Copies of our Articles of Incorporation and our By-Laws were attached to our 10-SB Registration Statement that was filed with the Securities and Exchange Commission on June 7, 2006.  See Part III, Item 1.

We voluntarily filed the 10-SB Registration Statement so that we could become a “reporting issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); that allowed us to seek to have our common stock publicly quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”).  There is currently no “established trading market” for our shares of common stock.

Business

We were originally organized for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally; and since 1996, and currently, we have had no business operations.

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” that is engaged in any industry selected.  Accordingly, we are deemed to be a “blank check,” or “shell company,” as defined in Rule 12b-2 promulgated under the Exchange Act by the Securities and Exchange Commission.

When and if we will select either an industry or business in which to engage or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.  Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of transactions.  These types of transactions are customarily referred to as “reverse” reorganizations in which the acquired company’s shareholders become controlling shareholders in the acquiring company, and the acquiring company becomes the successor to the business operations of the acquired company.  These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Any of these types of transactions, regardless of the particular prospect or industry, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merit of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such company’s management services and the depth of its management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Furthermore, the results of operations of any specific business or company may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Also, in the case of a new business venture, or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness, or the abilities of its management or its business objectives.  Additionally, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such enterprise will be unproven, and cannot be predicted with any certainty.

Our Management will attempt to meet personally with management and key personnel of the business or company providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent due diligence measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of our management, and the lack of available funds for these purposes, these activities may be limited.  See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor.  Our Company anticipates that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates.  Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates.”  In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company.  Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in, or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.  Any shares issued to members of our management, persons who may be deemed to be our “promoters” or “founders,” or our “affiliates,” could be required to be resold under an effective registration statement filed with the Securities and Exchange Commission in accordance with the so-called “Wulff Letter” that is fully discussed under Part II, Item 5, under the heading “Restrictions on Sales of Certain “Restricted Securities,” and which we believe will be liberally construed to promote its purposes as discussed therein.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the Securities and Exchange Commission that includes any shares that are issued to them at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in our common stock could also be subject to the Securities and Exchange Commission’s interpretations of the Wulff Letter.  All of our shares of common stock that are owned by Michael Vardakis, our current President and a director, and Vincent Lombardi, a principal shareholder, are the subject of a Registration Agreement that we believe conforms with these interpretations of the Wulff Letter, which Messrs. Vardakis and Lombardi have voluntarily executed on the advice of our legal counsel.  See Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” and Part III, Item 2, specifically, Exhibit 99 to our Form 10-SB Registration Statement.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been specifically identified; however, at a minimum, our present and proposed business operations will be highly speculative, and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below, among others that cannot now be determined.

Extremely Limited Assets; No Source of Revenue.

We have virtually no assets and have had no profitable operations since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

We are deemed to be a Blank Check or Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

The limited business operations of ours, as now contemplated, involve those of a “blank check” or “shell company.”  The only activities to be conducted by our Company are to manage our current limited assets and corporate standing, and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities, or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a “blank check” or “shell company.”  Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose.  We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.  We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future, except the search for a business or an entity to acquire that may be beneficial to us and our stockholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the Securities and Exchange Commission promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision of whether to invest in us.  Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public.  We can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, we have not identified any particular industry or business in which to concentrate our potential interests.  Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire.  To the extent that we may acquire a business in a high risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject.  Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business.  Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger, or an asset acquisition.  However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s  “Going Concern” Opinion.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2006 and 2005, expressed “substantial doubt about our ability to continue as a going concern,” due to our status as a start-up and our lack of profitable operations.  See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Losses Associated With Startup.

We have not had a profitable operating history.  We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

     Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or “affiliates” in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission.  We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.  Michael Vardakis’ and Vincent Lombardi’s shares of common stock in our Company are subject to resale under a Registration Agreement that is discussed below under this heading; Mr. Vardakis is one of our directors and executive officers; Mr. Lombardi is a principal stockholder.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholders, fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter, or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  The foregoing is only a brief summary of Rule 419.  We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     * The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     * Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time,

       cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     * Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate,

        especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     * These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     * An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

     * Finders and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

     State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” or “shell companies” within their borders.  Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of a highly dubious quality.  See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990.  We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed.  However, while we have no substantive business operations and are deemed to be a “blank check” or “shell company,” these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities.  These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “shell companies.”  These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, “blank check” and “shell companies” are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission.  All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR.  States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a “blank check” or “shell company.”

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States.  These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our management are not required to devote their full time to the affairs of our Company.  Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to the activities of our Company, and will continue to do so until such time as we have identified a suitable acquisition target, or have determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.

Although our shares of common stock are currently quoted on the OTCBB under the symbol “GLFO,” there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 or sales of Wulff Letter shares pursuant to registration statements may also have an adverse effect on any market that may develop.  See Part II, Item 5.

The shares of Messrs. Vardakis and Lombardi are subject to resale under a Registration Agreement which is attached as Exhibit 99 to our 10-SB Registration Statement, which was filed with the Securities and Exchange Commission on June 7, 2006.  Also, Messrs. Vardakis and Lombardi will not be able to sell their shares under Rule 144 or Section 4(1) of the Securities Act, both of which exempt routine trading transactions from the registration requirements of the Securities Act.

Risks of “Penny Stock.”

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No “Established Public Market” for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange.  However, at least initially, any trading in our common stock will most likely be conducted on the OTCBB market or in the “Pink Sheets.”

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of “blank check” or “shell companies” engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets.  There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard, except applicable securities laws, rules and regulations, as outlined above, and under the heading below.  However, in the event that we engage in any business endeavor or complete any merger or acquisition transaction with an entity that engages in governed activities, we will become subject to all governmental approval requirements to which the business or the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more. We are a small business issuer.

The Securities and Exchange Commission, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.  The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” or “shell companies” like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14-A.  Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14-A or 14-C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-”reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission.  The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “shell company” will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the Securities and Exchange Commission.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a “shell company” for at least 60 days.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.  However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by us as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

None.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

Item 2. Description of Property

We have no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of Michael Vardakis, who is a shareholder, our President and a director, and are provided at no cost.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or “affiliate” of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to our Company or has a material interest adverse to us in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has never been any established trading market for our shares of common stock, though our shares of common stock are nominally quoted on the OTCBB under the symbol “GLFO.”  No assurance can be given that any market for our common stock will develop or be maintained.  For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by current stockholders or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares that come within the interpretations of the Wulff Letter or otherwise.  See the heading “Recent Sales of Unregistered Securities,” Part II, Item 5.

A minimum holding period of one year is required for re-sales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company (this requirement will be satisfied by the filing and effectiveness of our Registration Statement, the passage of 90 days from the effective date and the continued timely filing by us of all reports required to be filed by us with the Securities and Exchange Commission); limitations on the volume of “restricted securities” which can be sold in any 90 day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The shares of Messrs. Vardakis and Lombardi are subject to a Registration Agreement which was attached as Exhibit 99 to our 10-SB Registration Statement, which was filed with the Securities and Exchange Commission on June 7, 2006.  In accordance with this Registration Agreement, Messrs. Vardakis and Lombardi will not be able to sell their holdings pursuant to Rule 144 or Section 4(1) of the Securities Act in “routine trading transactions,” because their public sales, if any, must be made pursuant to an effective registration statement filed with the Securities and Exchange Commission.  Any person who acquires any of these securities in a private transaction will be subject to the same resale requirements.

Holders

The number of record holders of the Company’s common stock as of the date of this Annual Report is approximately 43, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  The future dividend policy of our Company cannot be ascertained with any certainty, if and until we determine to engage in any business, or we complete any acquisition, reorganization or merger, no such policy will be formulated.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

Common Stock

Name	Date Acquired	Number of Shares	Aggregate Consideration
Issued for Services (1)	4/9/2003	50,000	$ 500
504 Offering (2)	5/31/1996	1,621,000	$ 811
Bessie Pantelakis	2/06/2007	71,429	$5,000
Angelo Vardakis	2/06/2007	35,714	$2,500

 (1)  We issued all of these securities to persons who were “accredited investors,” and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

(2) These securities were sold in reliance on Rule 504 of Regulation D of the Securities and Exchange Commission, with our Company having had a business plan and a specific industry in which we intended to and did conduct business operations.

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing.  Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.  All “restricted securities” of the Company have been held for in excess of one year.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc.  Many members of the securities community have come to refer to that letter as the “Wulff Letter.”  The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name “NASD Regulation, Inc.”

The Wulff Letter was written in response to a request for guidance from Mr. Worm.  In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities.  As defined in the Wulff Letter, a “blank check” or “shell company” is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving “blank check” or “shell companies,” the Wulff Letter stated that promoters and “affiliates” of “blank check” or “shell companies,” as well as transferees of their securities, are “underwriters” with respect to such securities.  Accordingly, transactions in these companies’ securities by promoters, “affiliates” or their transferees do not fall within the scope of the Rule 144 “safe harbor” re-sales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for re-sales under the Securities Act, that exempts sales by persons other than “an issuer, underwriter or a dealer.”  As a result, it is the position of the Securities and Exchange Commission that these securities may be re-sold by these persons only pursuant to registration under the Securities Act.  According to the Wulff Letter, this restriction would continue to apply even after the “blank check” or “shell company” completes a merger or acquisition transaction with an operating entity.  We take no position as to whether the Securities and Exchange Commission has the authority to abate the exemption from registration under the Securities Act in Section 4(1), which is a statutory exemption for “routine trading transactions;” however, Messrs. Vardakis and Lombardi have agreed not to publicly resell their securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the re-sale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for re-sale of these securities and that there is an available exemption from registration under the Securities Act for the re-sale of these securities.  Messrs. Vardakis and Lombardi have no current intention to seek any court order respecting the availability of an exemption under the Securities Act to re-sell their securities.  A copy of the Registration Agreement signed by Messrs. Vardakis and Lombardi with us is attached to our 10-SB Registration Statement and incorporated herein by reference.  See Part III, Item 13.

These restrictions will also apply to transferees of Messrs. Vardakis and Lombardi’s securities or any securities of persons who may be deemed to be our promoters or “affiliates,” too.  We believe that this pronouncement will be liberally construed by the Securities and Exchange Commission to promote the concerns set forth in the Wulff

Letter.  An “affiliate” includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder’s and others in similar capacities, who introduce acquisition candidates to us.

We also have a Lock-up/Leak-out Agreement for the shares owned by Leonard W. Burningham, Esq., our legal counsel, that limits the re-sales to 1/12th of his holdings in any month for one year following the closing of a Reorganization Transaction (as defined therein).  That should ensure adequate protection of any market that may exist from any adverse influence from these shares.  See Part III, Item 13.

Use of Proceeds of Registered Securities

We have sold no registered securities during the period covered by this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or to the payment of our Securities and Exchange filing expenses and associated legal fees, accounting fees and costs incident to reviewing or verifying information about any potential business venture, any of which may be advanced by management or principal stockholders as loans to us.  There is no agreement that management will advance these funds.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan.  Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction.  As of the date of this Annual Report, we have not actively begun to seek any such venture.  No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business is commenced or an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process, and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise these funds, if needed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have generated no profit since inception.  We had a net loss of ($31,026) and ($12,417) for the years ended December 31, 2006 and 2005.  Cumulative losses as of December 31, 2006, total ($86,566) since our inception on May 9, 1996.  Primarily all of these losses are the result of legal and accounting expenses.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

December 31, 2006 and 2005

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM                               F-3

BALANCE SHEET                                                                                                                                 F-4

STATEMENTS OF OPERATIONS                                                                                                       F-5

STATEMENTS OF SHAREHOLDERS’ DEFICIT                                                                               F-6

STATEMENTS OF CASH FLOWS                                                                                                       F-7

NOTES TO FINANCIAL STATEMENTS                                                                                             F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Gulf & Orient Steamship Company, Ltd. (a Colorado development stage enterprise) as of December 31, 2006, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period of May 6, 1996 (date of inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2006, and the results of its operations, shareholders’ deficit, and its cash flows for the years ended December 31, 2006 and 2005, and for the period of May 9, 1996 (date of inception) to December 31, 2006 in  conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has a working capital deficit of $87,255 and an accumulated deficit of $91,536 at December 31, 2006 and has no operations.  The Company has suffered losses and has a substantial need for working capital.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6 to the financial statements.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

February 14, 2007, except for Note 4 which is dated March 12, 2007

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEET

December 31, 2006
ASSETS CURRENT ASSETS
Cash	$ 171
TOTAL CURRENT ASSETS	171
$ 171
LIABILITES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 38,355
Payable - related parties (Note 4)	49,071
TOTAL CURRENT LIABILITIES	87,426

TOTAL LIABILITIES	87,426

SHAREHOLDERS’ DEFICIT
Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	0
Common stock no par value, 50,000,000 shares authorized; 1,611,950 shares issued and outstanding	4,281
Deficit accumulated during development stage	(91,536)
TOTAL SHAREHOLDERS’ DEFICIT	(87,255)
$ 171

GULF AND ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

	Years ended December 31,		Period from 5/9/96 (Date of inception) to
	2006	2005	12/31/2006
Income	$ 0	$ 0	$ 0

Expenses
General and administrative expenses	29,772	8,813	80,330
Interest expense	1,254	3,604	6,236
	31,026	12,417	86,566
(LOSS) BEFORE TAXES	(31,026)	(12,417)	(86,566)

PROVISION FOR INCOME TAXES	0	0	0
NET (LOSS)	$ (31,026)	$ (12,147)	$ (86,566)
(LOSS) PER COMMON SHARE Basic and diluted net (loss) per weighted average common share outstanding	$ (.02)	$ (.01)
Weighted average number of common shares outstanding	1,611,950	1,646,396

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

Period from May 9, 1996 (date of inception) to December 31, 2006

	Preferred Stock		Common Stock		Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Stage
Balances at May 9, 1996	0	$ 0		$ 0	$ 0
Issuance of stock for cash at $.01 per share 5/16/96	300,000	3,000
Issuance of stock to the public for cash at $.0005 per share 5/31/96			1,621,000	811
Stock cancelled	(300,000)	(3,000)		3,000
Net loss for the period					(5,636)
Balances at December 31, 1996	0	0	1,621,000	3,811	(5,636)
Net loss for the year					(5,699)
Balances at December 31, 1997	0	0	1,621,000	3,811	(11,335)
Net loss for the year					(3,995)
Balances at December 31, 1998	0	0	1,621,000	3,811	(15,330)
Net loss for the year					(4,055)
Balances at December 31, 1999	0	0	1,621,000	3,811	(19,385)
Net loss for the year					(147)
Balances at December 31, 2000	0	0	1,621,000	3,811	(19,532)
Net loss for the year					(2,896)
Balances at December 31, 2001	0	0	1,621,000	3,811	(22,428)
Net loss for the year					(2,861)
Balances at December 31, 2002	0	0	1,621,000	3,811	(25,289)
Issuance of stock for services at $.01 per share April 9, 2003			50,000	500
Net loss for the year					(8,449)
Balances at December 31, 2003	0	0	1,671,000	4,311	(33,738)
Net loss for the year					(9,385)
Balances at December 31, 2004	0	0	1,671,000	4,311
Purchase and cancel treasury stock			(59,050)	(30)	(4,970)
Net loss for the year					(12,417)
Balances at December 31, 2005	0	0	1,611,950	4,281	(60,510)
Net loss for the year					(31,026)
Balances at December 31, 2006	0	$ 0	$1,611,950	$ 4,281	$ (91,536)

GULF & ORIENT STEAMSHIP COMPANY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Years ended December 31,		Period from 5/9/96 (Date of inception) to
	2006	2005	12/31/2006
OPERATING ACTIVITIES
Net (loss)	$ (31,026)	$ (12,417)	$ (86,566)
Adjustments to reconcile net (loss) to net cash. provided by operating activities
Stock issued for expenses	0	0	500
Interest expense	1,254	3,604	6,236
Changes in assets and liabilities
Accounts payable	24,888	5,272	38,355
Payable - related parties	5,035	8,500	42,835
NET CASH PROVIDED BY OPERATING ACTIVITIES	151	4,959	1,360
FINANCING ACTIVITIES
Stock sold	0	0	3,811
Purchase treasury stock	0	(5,000)	(5,000)
NET CASH PROVIDED (REQUIRED) BY FINANCING ACTIVITIES	0	(5,000)	(1,189)
NET INCREASE (DECREASE) IN CASH	151	(41)	171
CASH AT BEGINNING OF PERIOD	20	61	0
CASH AT END OF PERIOD	$ 171	$ 20	$ 171
Cash paid for
Interest	$ 0	$ 0	$ 0
Income taxes	0	0	0

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

NOTE 2: INCOME TAXES

At December 31, 2006, the Company has a net operating loss carryover of $86,566 which expires as follows:

                                     Year ended                          Amount              Federal Expiration Date

                           December 31, 1996                   $        5,636               December 31, 2011

                           December 31, 1997                             6,232                 December 31, 2012

                           December 31, 1998                            3,462                 December 31, 2018

                           December 31, 1999                            4,055                 December 31, 2019

                           December 31, 2000                               147                 December 31, 2020

                           December 31, 2001                            2,896                 December 31, 2021

                           December 31, 2002                            2,861                 December 31, 2022

                           December 31, 2003                            8,449                 December 31, 2023

                           December 31, 2004                            9,385                  December 31, 2024

                           December 31, 2005                          12,417                 December 31, 2025

                           December 31, 2006                          31,026                 December 31, 2026

             $86,566

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2006 and 2005

NOTE 2: INCOME TAXES (continued)

At December 31, 2006, the Company has a deferred tax asset in the amount of $ 29,432.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $10,548 and $4,222 for the years ended December 31, 2006 and 2005 respectively.

Components of income tax are as follows:

              2006                        2005

Current
Federal	$ 0	$ 0
State	0	0
	0	0
Deferred	$ 0	$ 0

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

                2006                       2005

Income tax computed at Federal Statutory tax rate	$ (10,548)	$ (4,222)
Deferred taxes and other	10,548	4,222
State taxes (net of federal benefit)	0	0
	$ 0	$ 0

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

NOTE 4: ACCOUNTS PAYABLE - RELATED PARTIES

At December 31, 2006, the Company owed $49,071 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, and $3,500 bears interest at 18% per year.  Total accrued interest at December 31, 2006 was $6,236.

The Company also owes $5,000 to a related party.  The $5,000 was due on October 13, 2005 and accrues a total interest of $2,500 on that date.  The $5,000 is convertible to common stock at $.07 per share, which is not less than the fair market value of the stock on the date the loan was made.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made.

On February 6, 2007 a note holder requested that $5,000 of principal be converted into 71,429 shares of common stock.  Another note holder requested that $2,500 of principal be converted into 35,714 shares of stock.  On March 8, 2007 the Company instructed the transfer agent to issue the shares.  The shares were issued at $.07 per share.

NOTE 5: STOCK TRANSACTIONS

The Company raised $811 from various individuals from the sale of its common stock.  Form “D” was filed with the Securities and Exchange Commission to report the sales.  $3,000 was also raised from the sale of preferred stock.  The preferred stock was later cancelled during an ownership change of the Company.  50,000 shares were issued in 2003 for services of $500.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2006 and 2005

NOTE 5: STOCK TRANSACTIONS (continued)

In April, 2005, the Company purchased and retired 59,050 shares of its common stock.  The Company paid $5,000 for the shares.

The preferred stock has the following preferences: [a] the stock is non-voting; [b] holders of the stock have the right to receive a mandatory dividend of 10% of the Company’s adjusted gross profit as reflected on the annual tax return, and the dividend is to be paid within ten days of the filing of the tax return (to date no dividends have been required to be paid); [c] upon dissolution or winding up of the Company, 10% of the Company’s assets shall be distributed to the holders of the preferred stock prior to division and distribution of assets to the holders of the Company’s common stock.

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2006, the Company has an accumulated deficit of $91,536 and a working capital deficit of $87,255.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management has prepared the following plan to address the Company’s ability to continue as a going concern:

The Company is looking for business opportunities.  If none are found, the Company will look to related parties to fund continuing operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8A(T.) Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary/Treasurer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary/Treasurer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We have had no changes to our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Michael Vardakis	President &	03/03	*
	Director	03/03	*
Melissa Ladakis	Secretary	06/96	*
	Treasurer	06/96	*
	Director	06/96	*

* These persons presently serve in the capacities indicated.

Business Experience

Michael Vardakis, age 42, has served as President and director of our Company since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. since January 1, 2005, Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He was a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; from July, 1997 until April, 2002; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 35, has served as Secretary/Treasurer and director of our Company since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Previous Blank Check or Shell Company Experience

Name of Company	Date of Filing	File Number	Status
Amazon Biotech Inc. fka Asyst Corp.	7/19/1999	000-26753	Current
Michael Vardakis was an officer until March of 2004.
Acorn Acquisition Corp. fka Syntony Group, Inc.	4/12/2004	000-50678	Current
Michael Vardakis was an officer until 7/10/2006
Defense Industries International, Inc. fka Pawnbrokers Exchange, Inc.	3/27/2000	000-30105	Current
Michael Vardakis was President and director until 3/25/2002
Han Logistics	1/19/2001	000-52273	Current
Michael Vardakis presently serves as a director

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Michael Vardakis filed his Form 3 on September 6, 2006; Melissa Ladakis filed her Form 3 on September 15, 2006; and Vincent Lombardi filed his Form 3 on September 18, 2006.

Code of Ethics

We adopted a Code of Ethics that is attached as Exhibit 14 to our Annual Report. See Part III, Item 13, of this Annual Report.

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of operations and the fact that we only have two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an audit committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2006 12/31/2005 12/31/2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas and Director	12/31/2006 12/31/2005 12/31/2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards

        OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                 ___________________________________________________________________

                      Option Awards                      Stock Awards

____________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

_____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent Lombardi 755 East Greg Street #25 Sparks, Nevada 89431	766,975	44.62%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2006:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%
Common	Melissa Ladakis 601 South Street Salt Lake City, Utah 84111	0	0

Changes in Control

We do not have any arrangements that would result in any change in control of our Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

Our Company has no parents.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Exhibit 3.1            Articles of Incorporation Filed May 9, 1996*

Exhibit 3.2            By-Laws*

Exhibit 14 Code of Ethics

Exhibit 31.1  Certification of Michael Vardakis, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2  Certification of Melissa Ladakis, the Company’s Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32  Certification of Michael Vardakis and Melissa Ladakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1         Registration Agreement of Michael Vardakis and Vincent Lombardi*

Exhibit 99.2         Lock-up/Leak-out of Leonard W. Burningham, Esq.*

*Filed as Exhibits to our 10-SB Registration Statement.

*Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$ 3,100	$ 2,650
Audit-related Fees	$ 0	$ 0
Tax Fees	$ 0	$ 200
All Other Fees	$ 0	$ 0
Total Fees	$ 3,100	$ 2,850

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do not require approval in advance of the performance of professional services to be provided to us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 2, 2007	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 2, 2007	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	April 2, 2007	By:	/s/Melissa Ladakis
Melissa Ladakis, Secretary/Treasurer and Director