Form 10QSB
period 2007-03-31
Gulf & Orient Steamship Company, Ltd.
filed 2007-05-14
CIK 1365388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52036

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1344320
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 South State Street

Salt Lake City, Utah 84101

(Address of Principal Executive Offices)

(801) 550-5800

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2007 - 1,719,093 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

March 31, 2007 and 2006

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEET

March 31, 2007
ASSETS CURRENT ASSETS
Cash	$ 146
TOTAL CURRENT ASSETS	146
$ 146
LIABILITES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 44,086
Payable - related parties (Note 4)	42,853
TOTAL CURRENT LIABILITIES	86,939

TOTAL LIABILITIES	86,939

SHAREHOLDERS’ DEFICIT
Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	0
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781
Deficit accumulated during development stage	(98,574)
TOTAL SHAREHOLDERS’ DEFICIT	(86,793)
$ 146

See Notes to Unaudited Financial Statements.

GULF AND ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

	Three Months ended March 31,		Period from 5/9/96 (Date of inception) to
	2007	2006	3/31/2007
Income	$ 0	$ 0	$ 0

Expenses
General and Administrative expenses	6,756	708	87,086
Interest expense	282	309	6,518
	7,038	1,017	93,604
(LOSS) BEFORE TAXES	(7,038)	(1,017)	(93,604)

PROVISION FOR INCOME TAXES	0	0	0
NET (LOSS)	$ (7,038)	$ (1,017)	$ (93,604)
(LOSS) PER COMMON SHARE Basic and diluted net (loss) per weighted average common share outstanding	$ (.00)	$ (.00)
Weighted average number of common shares Outstanding	1,639,331	1,611,950

See Notes to Unaudited Financial Statement

GULF & ORIENT STEAMSHIP COMPANY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months ended March 31,		Period from 5/9/96 (Date of inception) to
	2007	2006	3/31/2006
OPERATING ACTIVITIES
Net (loss)	$ (7,038)	$ (1,017)	$ (93,604)
Adjustments to reconcile net (loss) to net cash. provided (required) by operating activities
Stock issued for expenses	0	0	500
Interest expense	282	309	6,518
Changes in assets and liabilities
Accounts payable	5,731	(885)	44,086
Payable - related parties	1,000	1,535	43,835
NET CASH PROVIDED (REQUIRED) BY OPERATING ACTIVITIES	(25)	(58)	1,335
FINANCING ACTIVITIES
Stock sold	0	0	3,811
Purchase treasury stock	0	0	(5,000)
NET CASH PROVIDED (REQUIRED) BY FINANCING ACTIVITIES	0	0	(1,189)
NET INCREASE (DECREASE) IN CASH	(25)	(58)	146
CASH AT BEGINNING OF PERIOD	171	20	0
CASH AT END OF PERIOD	$ 146	$ (38)	$ 146
Cash paid for
Interest	$ 0	$ 0	$ 0
Income taxes	0	0	0

During the quarter ended March 31, 2007 the Company issued 107,143 shares of common stock to retire debt of $7,500.

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

NOTE 2: INCOME TAXES

At December 31, 2006, the Company has a net operating loss carryover of $86,566 which expires as follows:

Year ended	Amount	Federal Expiration Date
December 31, 1996	$5,636	December 31, 2011
December 31, 1997	6,232	December 31, 2012
December 31, 1998	3,462	December 31, 2018
December 31, 1999	4,055	December 31, 2019
December 31, 2000	147	December 31, 2020
December 31, 2001	2,896	December 31, 2021
December 31, 2002	2,861	December 31, 2022
December 31, 2003	8,449	December 31, 2023
December 31, 2004	9,385	December 31, 2024
December 31, 2005	12,417	December 31, 2025
December 31, 2006	31,026	December 31, 2026
	$86,566

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2007 and 2006

NOTE 2: INCOME TAXES (continued)

At March 31, 2007, the Company has a deferred tax asset in the amount of $31 ,825.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $2,393 and $346 for the quarters ended March 31, 2007 and 2006 respectively.

Components of income tax are as follows:

2007 2006

Current
Federal	$ 0	$ 0
State	0	0
	0	0
Deferred	$ 0	$ 0

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

2007 2006

Income tax computed at Federal Statutory tax rate	$ (2,393)	$ (346)
Deferred taxes and other	2,393	346
State taxes (net of federal benefit)	0	0
	$ 0	$ 0

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

NOTE 4: ACCOUNTS PAYABLE - RELATED PARTIES

At March 31, 2007, the Company owed $42,853 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, and $1,000 bears interest at 18% per year.  Total accrued interest at March 31, 2007 was $6,518.

During the period the Company converted two notes into its common stock.  One note for $5,000 was due on October 13, 2005, and accrued a total interest of $2,500 on that date.  This note was convertible to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made.  The interest was not converted into common stock during the period.

A second note for $2,500 was converted to common stock during the period at $.07 per share for 35,714 shares.  Accrued interest on the note was not converted during the period.

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

March 31, 2007 and 2006

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

In March 2007, the Company converted two notes into its common stock.  One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was convertible to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made.  The interest was not converted into common stock during the period.

In March 2007, a second note for $2,500 was converted to common stock during the period at $.07 per share for 35,714 shares.  Accrued interest on the note was not converted during the period.

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2007, the Company has an accumulated deficit of $98,574 and a working capital deficit of $86,793.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statement.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Off-balance sheet arrangements

We have no off balance sheet arrangements for the quarter ended March 31, 2007.

Item 3(a)T. Controls and Procedures.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the period covered by this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from the sale of Registered Securities.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

Common Stock

Name	Date Acquired	Number of Shares	Aggregate Consideration
Issued for Services (1)	4/09/2003	50,000	$ 500
504 Offering (2)	5/31/1996	1,621,000	$ 811
Bessie Pantelakis	2/06/2007	71,429	$5,000
Angelo Vardakis	2/06/2007	35,714	$2,500

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

Use of Proceeds of Registered Securities

We have sold no registered securities during the period covered by this Quarterly Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31.1 302 Certification of Michael Vardakis

31.2 302 Certification of Melissa Ladakis

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	5/14/07	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	5/14/07	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director