Form 10QSB
period 2007-06-30
Gulf & Orient Steamship Company, Ltd.
filed 2007-08-10
CIK 1365388

NITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2007 - 1,719,093 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

June 30, 2007 and 2006

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEET

June 30, 2007
ASSETS CURRENT ASSETS
Cash	$ 776
TOTAL CURRENT ASSETS	776
$ 776
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 50,682
Payable - related parties (Note 4)	45,661
TOTAL CURRENT LIABILITIES	96,343

TOTAL LIABILITIES	96,343

SHAREHOLDERS’ DEFICIT
Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	0
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781
Deficit accumulated during development stage	(107,348)
TOTAL SHAREHOLDERS’ DEFICIT	(95,567)
$ 776

See Notes to Unaudited Financial Statements.

GULF AND ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		Period from 5/9/96 (Date of Inception) to June 30,
	2007	2006	2007	2006	2007
Income	$0	$0	$0	$0	$0
Expenses:
General and Administrative expenses	8,467	18,253	15,223	18,961	95,553
Interest expense	307	318	589	627	6,825
	8,774	18,571	15,812	19,588	102,378
(LOSS) BEFORE TAXES	(8,774)	(18,571)	(15,812)	(19,588)	(102,378)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET (LOSS)	$(8,774)	$(18,571)	$(15,812)	$(19,588)	$(102,378)

(LOSS) PER COMMON SHARE
Basic and diluted net (loss) per weighted average common share outstanding	$(.01)	$(.01)	$(.01)	$(.01)
Weighted average number of common shares outstanding	1,719,093	1,611,950	1,679,807	1,611,950

See Notes to Unaudited Financial Statement

GULF & ORIENT STEAMSHIP COMPANY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six Months ended June 30,		Period from 5/9/96 (Date of inception) to
	2007	2006	6/30/2007
OPERATING ACTIVITIES
Net (loss)	$ (15,812)	$ (19,588)	$ (102,378)
Adjustments to reconcile net (loss) to net cash provided (required) by operating activities
Stock issued for expenses	0	0	500
Interest expense	589	627	6,825
Changes in assets and liabilities
Accounts payable	12,327	16,809	50,682
Payable - related parties	3,501	2,135	46,336
NET CASH PROVIDED (REQUIRED) BY OPERATING ACTIVITIES	605	(17)	1,965
FINANCING ACTIVITIES
Stock sold	0	0	3,811
Purchase treasury stock	0	0	(5,000)
NET CASH PROVIDED (REQUIRED) BY FINANCING ACTIVITIES	0	0	(1,189)
NET INCREASE (DECREASE) IN CASH	605	(17)	776
CASH AT BEGINNING OF PERIOD	171	20	0
CASH AT END OF PERIOD	$ 776	$ 3	$ 776
Cash paid for
Interest	$ 0	$ 0	$ 0
Income taxes	0	0	0

During the six months ended June 30, 2007 the Company issued 107,143 shares of common stock to retire debt of $7,500.

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

NOTE 2: INCOME TAXES (continued)

At June 30, 2007, the Company has a deferred tax asset in the amount of $35,425 ..  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $3,600 and $6,855 for the quarters ended June 30, 2007 and 2006 respectively.

Components of income tax are as follows:

2007 2006

Current
Federal	$ 0	$ 0
State	0	0
	0	0
Deferred	$ 0	$ 0

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

2007 2006

Income tax computed at Federal Statutory tax rate	$ (3,600)	$ (6,855)
Deferred taxes and other	3,600	6,855
State taxes (net of federal benefit)	0	0
	$ 0	$ 0

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

NOTE 4: ACCOUNTS PAYABLE - RELATED PARTIES

At June 30, 2007, the Company owed $45,661 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, $3,500 bears interest at 7%, and $1,000 bears interest at 18% per year.  Total accrued interest at June 30, 2007 was $6,825.

During the period the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period.

A second note for $2,500 was converted to common stock during the period at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2007 and 2006

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

In March 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period.

In March 2007, a second note for $2,500 was converted to common stock during the period at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period.

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At June 30, 2007, the Company has an accumulated deficit of $107,348 and a working capital deficit of $95,567.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements for the quarter ended June 30, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from the sale of Registered Securities.

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

Common Stock

Name	Date Acquired	Number of Shares	Aggregate Consideration
Bessie Pantelakis	2/06/2007	71,429	$5,000
Angelo Vardakis	2/06/2007	35,714	$2,500

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

Use of Proceeds of Registered Securities

We have sold no “registered” securities during the period covered by this Quarterly Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31.1 302 Certification of Michael Vardakis

31.2 302 Certification of Melissa Ladakis

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	7/31/07	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	7/31/07	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director