Form 10QSB
period 2007-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2007-11-14
CIK 1365388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: September 30, 2007 - 1,719,093 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

September 30, 2007 and 2006

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

September 30, 2007
ASSETS CURRENT ASSETS
Cash	$ 754
TOTAL CURRENT ASSETS	754
$ 754
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 53,556
Payable - related parties (Note 4)	45,983
TOTAL CURRENT LIABILITIES	99,539

TOTAL LIABILITIES	99,539

SHAREHOLDERS’ DEFICIT
Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	0
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781
Deficit accumulated during development stage	(110,566)
TOTAL SHAREHOLDERS’ DEFICIT	(98,785)
$ 754

See Notes to Unaudited Financial Statements.

GULF AND ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from 5/9/96 (Date of Inception) to September 30,
	2007	2006	2007	2006	2007
Income	$0	$0	$0	$0	$0
Expenses:
General and Administrative expenses	2,896	8,506	18,118	27,466	98,449
Interest expense	322	313	912	940	7,147
	3,218	8,819	19,030	28,406	105,596
(LOSS) BEFORE TAXES	(3,218)	(8,819)	(19,030)	(28,406)	(105,596)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET (LOSS)	$(3,218)	$(8,819)	$(19,030)	$(28,406)	$(105,596)

(LOSS) PER COMMON SHARE
Basic and diluted net (loss) per weighted average common share outstanding	$(.00)	$(.01)	$(.01)	$(.02)
Weighted average number of common shares outstanding	1,719,093	1,611,950	1,692,506	1,611,950

See Notes to Unaudited Financial Statement

GULF & ORIENT STEAMSHIP COMPANY, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,		Period from 5/9/96 (Date of inception) to
	2007	2006	9/30/2007
OPERATING ACTIVITIES
Net (loss)	$ (19,030)	$ (28,406)	$ (105,596)
Adjustments to reconcile net (loss) to net cash provided (required) by operating activities
Stock issued for expenses	0	0	500
Interest expense	912	940	7,147
Changes in assets and liabilities
Accounts payable	15,200	23,106	53,556
Payable - related parties	3,501	4,535	46,336
NET CASH PROVIDED (REQUIRED) BY OPERATING ACTIVITIES	583	175	1,943
FINANCING ACTIVITIES
Stock sold	0	0	3,811
Purchase treasury stock	0	0	(5,000)
NET CASH PROVIDED (REQUIRED) BY FINANCING ACTIVITIES	0	0	(1,189)
NET INCREASE (DECREASE) IN CASH	583	175	754
CASH AT BEGINNING OF PERIOD	171	20	0
CASH AT END OF PERIOD	$ 754	$ 195	$ 754
Cash paid for
Interest	$ 0	$ 0	$ 0
Income taxes	0	0	0

During the nine months ended September 30, 2007 the Company issued 107,143 shares of common stock to retire debt of $7,500.

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins January 1, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007 and 2006

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

At September 30, 2007, the Company has a deferred tax asset in the amount of $36,487.  The amount has been reserved 100% due to the Company’s uncertainty of whether or not the Company will be able to utilize that asset.

The increase in the valuation allowance was $6,661 and $9,942 for the nine months ended September 30, 2007 and 2006 respectively.

Components of income tax are as follows:

	2007	2006
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	2007	2006
Income tax computed at
Federal statutory tax rate	$(6,661)	$(9,942)
Deferred taxes and other	6,661	9,942
State taxes (net of federal benefit)	-	-
	$-	$-

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2007 and 2006

NOTE 4: ACCOUNTS PAYABLE - RELATED PARTIES

At September 30, 2007, the Company owed $45,983 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year; $3,500 bears interest at 7%; and $1,000 bears interest at 18% per year.  Total accrued interest at September 30, 2007, was $7,147.

During the period the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005, and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share, which is not less than the fair market value of the common stock on the date the loan was made. The interest was not converted into common stock during the period.

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

In March 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005, and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the common stock on the date the loan was made. The interest was not converted into common stock during the period.

In March 2007, a second note for $2,500 was converted to common stock during the period at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period.

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At September 30, 2007, the Company has an accumulated deficit of $110,566 and a working capital deficit of $98,785.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended September 30, 2007.

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

None; not applicable.

Use of Proceeds of Registered Securities

We have sold no “registered” securities during the period covered by this Quarterly Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of Exhibits.

31.1 302 Certification of Michael Vardakis

31.2 302 Certification of Melissa Ladakis

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	11/7/07	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	11/14/07	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director