Form 10KSB
period 2007-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2008-04-14
CIK 1365388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Act: None.

Name of Each Exchange on Which Registered: None.

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

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

April 10, 2008 - $1,896.43. There are approximately 189,643 shares of common voting stock of the Issuer held by non-affiliates.  Because there has been no “established trading market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at $0.01 per share.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

None; not applicable.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

15

Item 7. Financial Statements.

16

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  19

Item 8A(T.) Controls and Procedures.

19

Item 8B. Other Information.

20

PART III

20

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  20

Item 10. Executive Compensation

22

Item 11. Security Ownership of Certain Beneficial Owners and Management

23

Item 12. Certain Relationships and Related Transactions

24

Item 13. Exhibits

25

Item 14. Principal Accounting Fees and Services

25

SIGNATURES

26

PART I

Item 1. Description of Business

Business Development

Organization

Gulf & Orient Steamship Company, Ltd. (“Gulf and Orient,” our “Company,” “we,” “us,” and “our” or words of similar import) was incorporated in the state of Colorado on May 9, 1996, with an authorized capital of $55,000,000, comprised of 50,000,000 shares of common stock, and 5,000,000 shares of non-voting preferred stock, both with no par-value per share.  We were formed for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally.

In May of 1996, we issued “restricted securities” (common stock) at our inception, and conducted an offering under Rule 504 of Regulation D of the Securities and Exchange Commission (the “SEC”).  This offering was also conducted in accordance with Section 11-51-308(1)(p) of the Colorado Revised Statutes that allowed “public solicitation” of “accredited investors.”

Our proposed business operations were unsuccessful, and we have had no business operations since 1996.

Copies of our Articles of Incorporation and our By-Laws were attached to our 10-SB Registration Statement that was filed with the SEC on June 7, 2006.  See Part III, Item 1.

We voluntarily filed the 10-SB Registration Statement so that we could become a “reporting issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); that allowed us to seek to have our common stock publicly quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  There is currently no “established trading market” for our shares of common stock.

Business

We were originally organized for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally; and since 1996, and currently, we have had no business operations.

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” that is engaged in any industry selected.  Accordingly, we are deemed to be a “shell company,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the SEC.

These types of transactions are customarily referred to as reverse reorganizations in which the acquired company’s shareholders become controlling shareholders in the acquiring company, and the acquiring company becomes the successor to the business operations of the acquired company.

When and if we will select either an industry or business in which to engage or complete an acquisition of any kind is presently unknown, and will depend upon many factors, including but not limited to, those that are outlined below.

We are not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future.  In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company.  Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.  Form 8-K of the SEC regarding shell companies and transactions with shell companies requires the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction; this may eliminate many of the perceived advantages of these types of transactions.  These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public.  See the heading “Restrictions on Sales of “Restricted Securities,” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of the Rule with respect to shell companies.

Any of these types of transactions, regardless of the particular prospect or industry, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% or more of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

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

We are unable to predict the time as to when, and if we may ever actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate.  Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates.”  In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and because we are unlikely to have any significant resources until we have determined a business or enterprise to engage in, or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for us; nor are there any similar arrangements with us.

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

We are deemed to be a Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

The limited business operations of ours, as now contemplated, involve those of a shell company.  The only activities to be conducted by us are to manage our current limited assets and corporate standing, and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for our securities, or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or a business, we are deemed to be a “blank check” or shell company.  Although management intends to apply any proceeds that we may receive through the private issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose.  We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.  We will comply with Rule 419 of Regulation C of the SEC if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account that provides that the funds would not be released until we provide the purchaser of any such securities with information regarding the business combination and also receive in writing a confirmation regarding its, his or her decision to invest.

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

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a reverse reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the SEC promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, our potential investors will have virtually no substantive information upon which to base a decision of whether to invest in us.  Potential investors would have access to significantly more information if we had already identified a potential acquisition, or if the acquisition target had made an offering of its securities directly to the public.  We can provide no assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

To date, we have not identified any particular industry or business in which to concentrate our potential interests.  Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which we may acquire.  To the extent that we may acquire a business in a high risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject.  Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business.  Accordingly, it is unclear whether such an acquisition would take the form of a purchase with a funding requirement as a condition precedent to closing, or an exchange of capital stock, a merger, or an asset acquisition.  However, because we have virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s  “Going Concern” Opinion.

The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2007 and 2006, expressed “substantial doubt about our ability to continue as a going concern,” due to our status as a start-up and our lack of profitable operations.  See the Index to Financial Statements, Part II, Item 7.

Losses Associated With Startup.

We have not had a profitable operating history.  We cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

     Federal Restrictions

Recent amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

Further, recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public.  See the heading “Restrictions on Sales of “Restricted Securities,” Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of the Rule with respect to shell companies.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the SEC and deposit all funds in escrow pending advice about the proposed transaction to our stockholders, fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter, or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder.  All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions.  The foregoing is only a brief summary of Rule 419.  We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

     • The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

     • Management or others who own or receive shares may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

     • Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate,

        especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

     • These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

     • Finders and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them were not granted registration rights, which would substantially restrict our ability to attract such potential candidates.

     State Restrictions

A total of 34 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders.  We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed.  However, while we have no substantive business operations and are deemed to be a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities.  These restrictions may also limit or prohibit stockholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, some states place various restrictions on the sale or resale of equity securities of blank check or shell companies.  These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the SEC of certain offerings registered in such states by filing a Form D under Regulation D of the SEC.  All states (with the exception of Alabama, Minnesota, Nebraska and New York) have adopted some form of SCOR.  States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR, despite our status as a blank check or shell company.

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

Management to Devote Insignificant Time to Activities of Our Company.

Members of our management are not required to devote their full time to our affairs.  Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote one hour a week to our activities, and will continue to do so until such time as we have identified a suitable acquisition target, or have determined to engage in a particular business or industry and have commenced such operations.

No Market for Common Stock; No Market for Shares.

Although our shares of common stock are currently quoted on the OTCBB under the symbol “GLFO,” there is currently no market for such shares; and there can be no assurance that such a market will ever develop or be maintained.  Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop.  Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.  See Part II, Item 5.

The shares of Messrs. Vardakis and Lombardi are subject to resale under a unilateral Registration Agreement which was attached as Exhibit 99 to our 10-SB Registration Statement, which was filed with the SEC on June 7, 2006.  Also, Messrs. Vardakis and Lombardi will not be able to sell their shares under Rule 144 or Section 4(1) of the Securities Act, both of which exempt “routine trading transactions” from the registration requirements of the Securities Act, until the expiration of one year from when we are no longer considered to be a shell company, in addition to other conditions of resale.  See Part II, Item 5.

Risks of “Penny Stock.”

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC.  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No “Established Public Market” for Our Common Stock Since Inception.

At such time as we identify a business opportunity or complete a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange.  However, at least initially, any trading in our common stock is conducted on the OTCBB market.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of blank check or shell companies engaged in endeavors similar to those planned to be engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets.  There is no reasonable way to predict our competitive position or that of any other entity in the strata of these endeavors; however, we, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us for the past several years.

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

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more. We are now considered to be a “smaller reporting company, effective February 4, 2008, when the SEC abolished Regulation SB.

The SEC, state securities commissions and NASAA have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.  The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14-A.  Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14-A or 14-C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K12G3 that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10-SB Registration Statement with the SEC.  The SEC proposed on April 13, 2004, that any acquisition that will result in us no longer being a blank check or shell company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We are also prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by us while we are a shell company can be publicly sold for at least one year from when we file the Form 10 information about any acquisition, reorganization or merger that results in us no longer being considered to be a shell company.

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

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or “affiliate” of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has never been any established trading market for our shares of common stock, though our shares of common stock are nominally quoted on the OTCBB under the symbol “GLFO.”  No assurance can be given that any market for our common stock will develop or be maintained.  For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by our current stockholders or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market, along with sales made pursuant to registration statements filed respecting shares of any of our presently issued or future issued shares.  See the heading “Recent Sales of Unregistered Securities,” Part II, Item 5.

The shares of Messrs. Vardakis and Lombardi are subject to a unilateral Registration Agreement which was attached as Exhibit 99 to our 10-SB Registration Statement, which was filed with the SEC on June 7, 2006.  In accordance with this Registration Agreement, Messrs. Vardakis and Lombardi will not be able to sell their holdings pursuant to Rule 144 or Section 4(1) of the Securities Act in “routine trading transactions,” because their public sales, if any, must be made pursuant to an effective registration statement filed with the SEC or an available registration exemption like Rule 144, that will require a minimum holding period of one year from when we file the Form 10 information about any acquisition, reorganization or merger that results in us no longer being considered to be a shell company, among other conditions.  Any person who acquires any of these securities in a private transaction may be subject to the same resale requirements..

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 43, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, if and until we determine to engage in any business, or we complete any acquisition, reorganization or merger, no such policy will be formulated.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

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

During the last three years, we have issued the following unregistered securities:

Common Stock

Name	Date Acquired	Number of Shares	Aggregate Consideration
Bessie Pantelakis	2/06/2007	71,429	$5,000
Angelo Vardakis	2/06/2007	35,714	$2,500

We issued all of these securities to persons who were “accredited investors,” and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC.  Section 18 of the Securities Act preempts state registration requirements of private sales to “accredited investors.”

     Resales of Unregistered Securities

Rule 144 Generally

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)

Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)

An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either:

(1)

No or nominal assets;

(2)

Assets consisting solely of cash and cash equivalents; or

(3)

Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

We have sold no registered securities during the period covered by this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

Neither we nor any of our affiliates have purchased any of our securities during the period covered by this Annual Report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have generated no profit since inception.  We had a net loss of ($22,394) and ($31,026) for the years ended December 31, 2007 and 2006.  Cumulative losses as of December 31, 2007, total ($108,960), since our inception on May 9, 1996.  Primarily all of these losses are the result of legal and accounting expenses.

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

F-2

STATEMENTS OF OPERATIONS

F-3

STATEMENTS OF SHAREHOLDERS' DEFICIT……………………………………………………………

F-4

STATEMENTS OF CASH FLOWS

F-5

NOTES TO FINANCIAL STATEMENTS

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Gulf & Orient Steamship Company, Ltd. (a Colorado development stage enterprise) as of December 31, 2007, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period of May 6, 1996 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2007, and the results of its operations, shareholders’ deficit, and its cash flows for the years ended December 31, 2007 and 2006, and for the period of May 9, 1996 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has a working capital deficit of $102,149 and an accumulated deficit of $113,930 at December 31, 2007 and has no operations.  The Company has suffered losses and has a substantial need for working capital.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6 to the financial statements.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 28, 2008

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEET

December 31,
2007
ASSETS
CURRENT ASSETS
Cash	$84

TOTAL CURRENT ASSETS	84

$84

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$54,905
Payable - related parties (Note 4)	47,328

TOTAL CURRENT LIABILITIES	102,233

TOTAL LIABILITIES	102,233

SHAREHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-
Common stock no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781
Deficit accumulated during development stage	(113,930)

TOTAL SHAREHOLDERS’ DEFICIT	(102,149)

$84

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

			Period
			from
			5/9/1996
			(Date of
			Inception)
	For the Years Ended		to
	December 31,		Dec. 31,
	2007	2006	2007

Income	$-	$-	$-

Expenses:
General and Administrative expenses	21,136	29,772	101,466
Interest expense	1,258	1,254	7,494
	22,394	31,026	108,960

LOSS BEFORE TAXES	(22,394)	(31,026)	(108,960)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(22,394)	$(31,026)	$(108,960)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	1,699,425	1,611,950

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

Period from May 9, 1996 (date of inception) to December 31, 2007

					Deficit
					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Amount	Shares	Amount	Stage
Balances at May 9, 1996	-	$-	-	$-	$-
Issuance of stock for cash at
$.01 per share May 16, 1996	300,000	3,000	-	-	-
Issuances of stock to the public
for cash at $.0005 per share
May 31, 1996	-	-	1,621,000	811	-
Stock cancelled	(300,000)	(3,000)	-	3,000	-
Net loss for the period	-	-	-	-	(5,636)

Balances at December 31, 1996	-	-	1,621,000	3,811	(5,636)
Net loss for the year	-	-	-	-	(5,699)

Balances at December 31, 1997	-	-	1,621,000	3,811	(11,335)
Net loss for the year	-	-	-	-	(3,995)

Balances at December 31, 1998	-	-	1,621,000	3,811	(15,330)
Net loss for the year	-	-	-	-	(4,055)

Balances at December 31, 1999	-	-	1,621,000	3,811	(19,385)
Net loss for the year	-	-	-	-	(147)

Balances at December 31, 2000	-	-	1,621,000	3,811	(19,532)
Net loss for the year	-	-	-	-	(2,896)

Balances at December 31, 2001	-	-	1,621,000	3,811	(22,428)
Net loss for the year	-	-	-	-	(2,861)

Balances at December 31, 2002	-	-	1,621,000	3,811	(25,289)
Issuance of stock for services at
$.01 per share April 9, 2003	-	-	50,000	500	-
Net loss for the year	-	-	-	-	(8,449)

Balances at December 31, 2003	-	-	1,671,000	4,311	(33,738)
Net loss for the year	-	-	-	-	(9,385)

Balances at December 31, 2004	-	-	1,671,000	4,311	(43,123)
Purchase and cancel
treasury stock	-	-	(59,050)	(30)	(4,970)
Net loss for the year	-	-	-	-	(12,417)

Balances at December 31, 2005	-	-	1,611,950	4,281	(60,510)
Net loss for the year	-	-	-	-	(31,026)

Balances at December 31, 2006	-	-	1,611,950	4,281	(91,536)
Issuance of stock to retire debt	-	-	107,143	7,500	-
Net loss for the year	-	-	-	-	(22,394)

Balances at December 31, 2007	-	$-	1,719,093	$11,781	$(113,930)

See Notes to Financial Statements.

 GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period
			from
			5/9/1996
			(Date of
	For the Years Ended		inception) to
	December 31,		Dec. 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(22,394)	$(31,026)	$(108,960)
Adjustments to reconcile net loss to net
cash provided (required) by operating
Activities
Stock issued for expenses	-	-	500
Interest expense	1,258	1,254	7,494
Changes in assets and liabilities:
Accounts payable	16,550	24,888	54,905
Payable - related parties	4,499	5,035	47,334

NET CASH PROVIDED (REQUIRED)
BY OPERATING ACTIVITIES	(87)	151	1,273

FINANCING ACTIVITIES
Stock sold	-	-	3,811
Purchase treasury stock	-	-	(5,000)

NET CASH PROVIDED (REQUIRED)
BY FINANCING ACTIVITIES	-	-	(1,189)

NET INCREASE (DECREASE)
IN CASH	(87)	151	84

CASH AT BEGINNING
OF PERIOD	171	20	-

CASH AT END OF PERIOD	$84	$171	$84

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the year ended December 31, 2007, the Company issued 107,143 shares of common stock to retire $7,500 of debt.

See Notes to Financial Statements.

 GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the periods presented.

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

 GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

NOTE 2:

INCOME TAXES

At December 31, 2007, the Company has a net operating loss carryover of $108,960 which expires as follows:

Year ended	Amount	Federal Expiration Date
December 31, 1996	$5,636	December 31, 2011
December 31, 1997	6,232	December 31, 2012
December 31, 1998	3,462	December 31, 2018
December 31, 1999	4,055	December 31, 2019
December 31, 2000	147	December 31, 2020
December 31, 2001	2,896	December 31, 2021
December 31, 2002	2,861	December 31, 2022
December 31, 2003	8,449	December 31, 2023
December 31, 2004	9,385	December 31, 2024
December 31, 2005	12,417	December 31, 2025
December 31, 2006	31,026	December 31, 2026
December 31, 2007	22,394	December 31, 2027
	$108,960

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

At December 31, 2007, the Company has a deferred tax asset in the amount of $37,046.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $7,614 and $10,548 for the years ended December 31, 2007 and 2006 respectively.

Components of income tax are as follows:

	2007	2006
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	2007	2006
Income tax computed at
Federal statutory tax rate	$(7,614)	$(10,548)
Deferred taxes and other	7,614	10,548
State taxes (net of federal benefit)	-	-
	$-	$-

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet date that have not been disclosed.

 GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

NOTE 4:

ACCOUNTS PAYABLE - RELATED PARTIES

At December 31, 2007, the Company owed $47,328 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, $3,500 bears interest at 7%, $1,000 bears interest at 9%, and $1,000 bears interest at 18% per year.  Total accrued interest at December 31, 2007 was $7,494.

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

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2007, the Company has an accumulated deficit of $113,930 and a working capital deficit of $102,149.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007 and 2006

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8A(T.) Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Michael Vardakis	President &	03/03	*
	Director	03/03	*
Melissa Ladakis	Secretary	06/96	*
	Treasurer	06/96	*
	Director	06/96	*

* These persons presently serve in the capacities indicated.

Business Experience

Michael Vardakis, age 43, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. since January 1, 2005, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July, 1997 until April, 2002; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 38, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Previous Blank Check or Shell Company Experience

Name of Company	Date of Filing	File Number	Status
Amazon Biotech Inc. fka Asyst Corp.	7/19/1999	000-26753	Current
Michael Vardakis was an officer until March of 2004.
Acorn Acquisition Corp. fka Syntony Group, Inc.	4/12/2004	000-50678	Current
Michael Vardakis was an officer until 7/10/2006
Defense Industries International, Inc. fka Pawnbrokers Exchange, Inc.	3/27/2000	000-30105	Current
Michael Vardakis was President and director until 3/25/2002
Han Logistics, Inc.	1/19/2001	000-52273	Current
Michael Vardakis presently serves as a director

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, none of our directors, person nominated to become a director, executive officers, promoters or control persons:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2007 12/31/2006 12/31/2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas and Director	12/31/2007 12/31/2006 12/31/2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of our common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent Lombardi 755 East Greg Street #25 Sparks, Nevada 89431	766,975	44.62%

Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2007:

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

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

We have no parents.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Exhibit 3.1            Articles of Incorporation Filed May 9, 1996*

Exhibit 3.2            By-Laws*

Exhibit 14

Code of Ethics

Exhibit 31.1

Certification of Michael Vardakis, our President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of Melissa Ladakis, our Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification of Michael Vardakis and Melissa Ladakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1         Registration Agreement of Michael Vardakis and Vincent Lombardi*

Exhibit 99.2         Lock-up/Leak-out of Leonard W. Burningham, Esq.*

*Filed as Exhibits to our 10-SB Registration Statement.

*Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$ 3,400	$ 3,100
Audit-related Fees	$ 0	$ 0
Tax Fees	$ 500	$ 0
All Other Fees	$ 0	$ 0
Total Fees	$ 3,900	$ 3,100

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant.  Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, we have caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 10, 2008	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated:

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 10, 2008	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	April 10, 2008	By:	/s/Melissa Ladakis
Melissa Ladakis, Secretary/Treasurer and Director

Endnotes

Douglas W. Child, CPA

Marty D. Van Wagoner, CPA

J. Russ Bradshaw, CPA

William R. Denney, CPA

Roger B. Kennard, CPA

Russell E. Anderson, CPA

Scott L. Farnes

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1337

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite B, 4F

North Cape Commercial Bldg.

388 King’s Road

North Point, Hong Kong

www.cpaone.net