Form 10-Q
period 2008-03-31
Gulf & Orient Steamship Company, Ltd.
filed 2008-05-13
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52036

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(Exact name of Registrant as specified in its charter)

Colorado	84-1344320
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 South State Street

Salt Lake City, Utah  84101

(Address of Principal Executive Offices)

(801) 550-5800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 31, 2008 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

March 31, 2008 and 2007

CONTENTS

PAGE

BALANCE SHEETS (March 31, 2008 Unaudited)

F-2

UNAUDITED STATEMENTS OF OPERATIONS

F-3

UNAUDITED STATEMENTS OF CASH FLOWS

F-4

NOTES TO UNAUDITED FINANCIAL STATEMENTS

F-5

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$84

TOTAL CURRENT ASSETS	-	84

	$-	$84

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$2,467	$-
Accounts payable	57,489	54,905
Payable - related parties (Note 4)	47,687	47,328

TOTAL CURRENT LIABILITIES	107,643	102,233

TOTAL LIABILITIES	107,643	102,233

SHAREHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(119,424)	(113,930)

TOTAL SHAREHOLDERS’ DEFICIT	(107,643)	(102,149)

	$-	$84

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

(Unaudited)

			Period
			from
			5/9/1996
			(Date of
	For the Three		Inception)
	Months Ended		to
	March 31,		March 31,
	2008	2007	2008

Income	$-	$-	$-

Expenses:
General and administrative expenses	5,136	6,756	106,602
Interest expense	358	282	7,852
	5,494	7,038	114,454

LOSS BEFORE TAXES	(5,494)	(7,038)	(114,454)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,494)	$(7,038)	$(114,454)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	1,719,093	1,639,331

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period
			from
			5/9/1996
	For the Three		(Date of
	Months Ended		inception) to
	March 31,		March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(5,494)	$(7,038)	$(114,454)
Adjustments to reconcile net loss to net
cash provided (required) by operating
activities
Stock issued for expenses	-	-	500
Interest expense	359	282	7,853
Changes in assets and liabilities:
Accounts payable	2,584	5,731	57,489
Payable - related parties	-	1,000	47,334
NET CASH PROVIDED (REQUIRED)
BY OPERATING ACTIVITIES	(2,551)	(25)	(1,278)

FINANCING ACTIVITIES
Stock sold	-	-	3,811
Purchase treasury stock	-	-	(5,000)
NET CASH PROVIDED (REQUIRED)
BY FINANCING ACTIVITIES	-	-	(1,189)

NET INCREASE (DECREASE)
IN CASH	(2,551)	(25)	(2,467)

CASH AT BEGINNING
OF PERIOD	84	171	-

CASH AT END OF PERIOD	$(2,467)	$146	$(2,467)
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the year ended December 31, 2007, the Company issued 107,143 shares of common stock to retire $7,500 of debt.

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008 and 2007

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

Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The adoption of SFAS 159 has not materially affected the Company’s reported loss, financial condition, or cash flows.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008 and 2007

NOTE 1:   SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements - Continued

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133).” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008 and 2007

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

At March 31, 2008, the Company has a deferred tax asset in the amount of $38,914.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $1,868 and $2,393 for the quarters ended March 31, 2008 and 2007 respectively.

Components of income tax are as follows:

	2008	2007
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	2008	2007
Income tax computed at
Federal statutory tax rate	$(1,868)	$(2,393)
Deferred taxes and other	1,868	2,393
State taxes (net of federal benefit)	-	-
	$-	$-

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008 and 2007

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4:

ACCOUNTS PAYABLE - RELATED PARTIES

At March 31, 2008, the Company owed $47,687 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, $3,500 bears interest at 7%, $1,000 bears interest at 9%, and $1,000 bears interest at 18% per year.  Total accrued interest at March 31, 2008 was $7,852.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which is not less than the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period.

NOTE 5:

STOCK TRANSACTIONS

The Company raised $811 from various individuals from the sale of its common stock.  Form “D” was filed with the Securities and Exchange Commission to report the sales.  $3,000 was also raised from the sale of preferred stock.  The preferred stock was later cancelled during an ownership change of the Company.  50,000 shares were issued in 2003 for services of $500.

The preferred stock had the following preferences: [a] the stock is non-voting; [b] holders of the stock have the right to receive a mandatory dividend of 10% of the Company’s adjusted gross profit as reflected on the annual tax return, and the dividend is to be paid within ten days of the filing of the tax return (to date no dividends have been required to be paid); [c] upon dissolution or winding up of the Company, 10% of the Company’s assets shall be distributed to the holders of the preferred stock prior to division and distribution of assets to the holders of the Company’s common stock.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

March 31, 2008 and 2007

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2008, the Company has an accumulated deficit of $119,424 and a working capital deficit of $107,643.

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

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Michael Vardakis, our current President.  There are no written agreements requiring Mr. Vardakis to provide these cash resources; and to the extent funds are provided, such funds will bear no interest and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

We have generated no profit since inception.  We had a net loss of ($5,494) and ($7,038) for the quarters ended March 31, 2008 and 2007.  Cumulative losses as of March 31, 2008, total ($114,454), since our inception on May 9, 1996.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Colorado.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

11

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael Vardakis, President and Director.

 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Melissa Ladakis, Secretary, Treasurer and Director

  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Michael Vardakis, President and Melissa Ladakis,  Secretary/Treasurer, and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	May 12, 2008	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	May 12, 2008	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director

12