Form 10-Q
period 2008-06-30
Gulf & Orient Steamship Company, Ltd.
filed 2008-08-14
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  June 30, 2008 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

June 30, 2008 and 2007

CONTENTS

PAGE

BALANCE SHEETS

F-5

STATEMENTS OF OPERATIONS

F-6

STATEMENTS OF CASH FLOWS

F-7

NOTES TO FINANCIAL STATEMENTS

F-8

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$3,145	$84

TOTAL CURRENT ASSETS	3,145	84

	$3,145	$84

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$63,849	$54,905
Payable - related parties (Note 4)	54,019	47,328

TOTAL CURRENT LIABILITIES	117,868	102,233

TOTAL LIABILITIES	117,868	102,233

SHAREHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(126,504)	(113,930)

TOTAL SHAREHOLDERS’ DEFICIT	(114,723)	(102,149)

	$3,145	$84

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS  OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from 5/9/96 (Date of Inception) to June 30,
	2008	2007	2008	2007	2008
Income	$-	$-	$-	$-	$-
Expenses:
General and Administrative expenses	6,648	8,467	11,784	15,223	113,250
Interest expense	432	307	790	589	8,284
	7,080	8,774	12,574	15,812	121,534
LOSS BEFORE TAXES	(7,080)	(8,774)	(12,574)	(15,812)	(121,534)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(7,080)	$(8,774)	$(12,574)	$(15,812)	$(121,534)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted average common share outstanding	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	1,917,093	1,719,093	1,917,093	1,679,807

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period
			from
			5/9/1996
	For the Six		(Date of
	Months Ended		inception) to
	June 30,		June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(12,574)	$(15,812))	$(121,534)
Adjustments to reconcile net loss to net
cash provided (required) by operating
Activities
Stock issued for expenses	-	-	500
Interest expense	790	589	8,284
Changes in assets and liabilities:
Accounts payable	8,945	12,327	63,850
Payable - related parties	5,900	3,501	53,234
NET CASH PROVIDED (REQUIRED)
BY OPERATING ACTIVITIES	3,061	605	4,334

FINANCING ACTIVITIES
Stock sold	-	-	3,811
Purchase treasury stock	-	-	(5,000)
NET CASH PROVIDED (REQUIRED)
BY FINANCING ACTIVITIES	-	-	(1,189)

NET INCREASE (DECREASE)
IN CASH	3,061	605	3,145

CASH AT BEGINNING
OF PERIOD	84	171	-

CASH AT END OF PERIOD	$3,145	$776	$3,145
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the year ended December 31, 2007, the Company issued 107,143 shares of common stock to retire $7,500 of debt.

See Notes to Unaudited Financial Statements

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s financial statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE 1: SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements - Continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE 1: SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements - Continued

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

At June 30, 2008, the Company has a deferred tax asset in the amount of $41,322.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $4,276 and $5,376 for the six months ended June 30, 2008 and 2007 respectively.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

NOTE 2: INCOME TAXES - Continued

Components of income tax are as follows:

	2008	2007
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	2008	2007
Income tax computed at
Federal statutory tax rate	$(4,276)	$(5,376)
Deferred taxes and other	4,276	5,376
State taxes (net of federal benefit)	-	-
	$-	$-

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4: ACCOUNTS PAYABLE - RELATED PARTIES

At June 30, 2008, the Company owed $54,019 to related parties for money advanced to the Company or expenses paid on behalf of the Company. $2,600 bears interest at 24% per year, $3,500 bears interest at 7%, $6,900 bears interest at 9%, and $3,500 bears interest at 18% per year.  Total accrued interest at June 30, 2008 was $8,284.

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

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

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

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At June 30, 2008, the Company has an accumulated deficit of $126,504 and a working capital deficit of $114,723.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management has prepared the following plan to address the Company’s ability to continue as a going concern:

The Company is looking for business opportunities.  If none are found the Company will look to related parties to fund continuing operations.

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

Plan of Operations

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Michael Vardakis, our current President.  There are no written agreements requiring Mr. Vardakis to provide these cash resources; and to the extent funds are provided, such funds will bear interest and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

We have generated no profit since inception.  We had a net loss of ($7,080) and ($8,774) for the quarters ended June 30, 2008 and 2007.  We had a net loss of ($12,574) and ($15,812) for the six months ended June 30, 2008 and 2007.  Cumulative losses as of June 30, 2008, total ($121,534), since our inception on May 9, 1996.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We have cash of $3,145 as of June 30, 2008.

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

13

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

14

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

Gulf & Orient Steamship Company, Ltd.

Date:	August 14, 2008	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	August 14, 2008	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director

15