Form 10-Q
period 2008-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2008-11-10
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 4, 2008 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

FINANCIAL STATEMENTS

September 30, 2008 and 2007

CONTENTS

PAGE

BALANCE SHEETS

F-2

STATEMENTS OF OPERATIONS

F-3

STATEMENTS OF CASH FLOWS

F-4

NOTES TO FINANCIAL STATEMENTS

F-5

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$98	$84

TOTAL CURRENT ASSETS	98	84

	$98	$84

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$63,674	$54,905
Payable - related parties (Note 4)	54,719	47,328

TOTAL CURRENT LIABILITIES	118,393	102,233

TOTAL LIABILITIES	118,393	102,233

SHAREHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(130,076)	(113,930)

TOTAL SHAREHOLDERS’ DEFICIT	(118,295)	(102,149)

	$98	$84

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period
					from
					5/9/1996
					(Date of
	For the Three		For the Nine		Inception)
	Months Ended		Months Ended		to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Income	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	3,072	2,896	14,855	18,118	116,321
Interest expense	500	322	1,290	912	8,784
	3,572	3,218	16,145	19,030	125,105

LOSS BEFORE TAXES	(3,572)	(3,218)	(16,145)	(19,030)	(125,105)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,572)	$(3,218)	$(16,145)	$(19,030)	$(125,105)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	1,719,093	1,719,093	1,719,093	1,692,506

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period
			from
			5/9/1996
	For the Nine		(Date of
	Months Ended		inception) to
	September 30,		September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(16,145)	$(19,030)	$(125,105)
Adjustments to reconcile net loss to net
cash provided (required) by operating
activities
Stock issued for expenses	-	-	500
Interest expense	1,290	912	8,784
Changes in assets and liabilities:
Accounts payable	8,769	15,200	63,674
Payable - related parties	6,100	3,501	53,434

NET CASH PROVIDED (REQUIRED)
BY OPERATING ACTIVITIES	14	583	1,287

FINANCING ACTIVITIES
Stock sold	-	-	3,811
Purchase treasury stock	-	-	(5,000)

NET CASH PROVIDED (REQUIRED)
BY FINANCING ACTIVITIES	-	-	(1,189)

NET INCREASE (DECREASE)
IN CASH	14	583	98

CASH AT BEGINNING
OF PERIOD	84	171	-

CASH AT END OF PERIOD	$98	$754	$98

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

During the year ended December 31, 2007, the Company issued 107,143 shares of common stock to retire $7,500 of debt.

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

NOTE 2:

INCOME TAXES

At December 31, 2007, the Company had a net operating loss carryover of $108,960 which expires as follows:

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

At September 30, 2008, the Company had a deferred tax asset in the amount of $44,225.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $5,489 and $6,661 for the nine months ended September 30, 2008 and 2007 respectively.

                                                                                                     F-7

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

September 30, 2008 and 2007

NOTE 2:

INCOME TAXES - Continued

Components of income tax are as follows:

	2008	2007
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	2008	2007
Income tax computed at
Federal statutory tax rate	$(5,489)	$(6,661)
Deferred taxes and other	5,489	6,661
State taxes (net of federal benefit)	-	-
	$-	$-

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4:

ACCOUNTS PAYABLE - RELATED PARTIES

At September 30, 2008, the Company owed $54,719 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,600 bears annual interest at 24%, $3,500 bears annual interest at 18%, $7,100 bears annual interest at 9%, and $3,500 bears annual interest at 7%.  Total accrued interest at September 30, 2008 was $8,784.

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

September 30, 2008 and 2007

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

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At September 30, 2008, the Company had an accumulated deficit of $130,076 and a working capital deficit of $118,295.

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

                                                                               F-9

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

Results of Operations

We have generated no profit since inception.  We had a net loss of ($3,572) and ($3,218) for the quarters ended September 30, 2008, and 2007.  We had a net loss of ($16,145) and ($19,030) for the nine months ended September 30, 2008, and 2007. Since our inception on May 9, 1996, cumulative losses as of September 30, 2008, total ($125,105).  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We have cash of $98 as of September 30, 2008.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Gulf & Orient Steamship Company, Ltd.

Date:	November 10, 2008	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	November 10, 2008	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director