Form 10-K
period 2008-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2009-03-31
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number:  000-52036

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(Exact Name of registrant as specified in its Charter)

Colorado	84-1344320
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

601 South State Street

Salt Lake City, Utah 84101

(Address of Principal Executive Offices)

(801) 550-5800

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $1,896.43, based on 189,643 shares held by non-affiliates.  Because there has been no “established trading market” for the Registrant’s common stock during the past five years, the Registrant has arbitrarily valued these shares at $0.01 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 26, 2009, the Registrant had 1,719,093 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Gulf & Orient Steamship Company, Ltd.,” “Gulf & Orient,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Gulf & Orient Steamship Company, Ltd., the Registrant.

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Development

We were incorporated in the State of Colorado on May 9, 1996, with an authorized capital of $55,000,000, comprised of 50,000,000 shares of common stock, and 5,000,000 shares of non-voting preferred stock, both with no par-value per share.  We were formed for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally.

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

We voluntarily filed our 10-SB Registration Statement so that we could become a “reporting issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Description of Business

We were originally organized for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally; and since 1996, and currently, we have had no business operations.

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  We have had no material business operations since March 7, 1997.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a “shell company” seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company while avoiding what many may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include the substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular entity, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entity, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to SEC Form 8-K regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to SEC Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until 12 months after the filing of such information (the “Form 10 Information”), may eliminate many of the perceived advantages of going public transactions with shell companies.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of SEC Form S-8 for the registration of securities and limit the use of SEC Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144”  of Part II, Item 9, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire an interest in any business enterprise in which any member has an ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of our management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a business combination, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or could not be publicly sold until 12 months after we file the Form 10 information about the business combination with the SEC as now required by SEC Form 8-K.  These provisions could further inhibit our ability to complete any business combination where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash rather than our shares or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of a business combination with us.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since 1989.

Dependence on One or a Few Major Customers

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations, produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject, on the closing of a business combination.

Number of Total Employees and Number of Full-Time Employees

We have no employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, see Item 1A, Risk Factors, of our Form 10-SB Registration Statement, as amended, and previously filed with the SEC, all of which are still applicable to us.

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the office address and telephone number of Michael Vardakis, who is a stockholder, our President and a director, and are provided at no cost.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Our shares of common stock are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GLFO”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  See the heading “Rule 144” below for requirements of resales of shares of our common stock under Rule 144.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2008 and 2007.  These bid prices were obtained from Pink OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2007 through March 31, 2007	$.40	$.40
April 1, 2007 through June 30, 2007	$.40	$.40
July 1, 2007 through September 30, 2007	$.40	$.40
October 1, 2007 through December 31, 2007	$.40	$.40
January 1, 2008 through March 31, 2008	$.40	$.40
April 1, 2008 through June 30, 2008	$.40	$.40
July 1, 2008 through September 30, 2008	$0.40	$0.40
October 1, 2008 through December 31, 2008	$0.40	$0.40

Rule 144

The following is a summary of the current requirements of Rule 144:

Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

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

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the “Form 10 information” in any filing of the issuer with the SEC.  The “Form 10 information” is deemed filed when the initial filing is made with the SEC.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(1) of the Securities Act of 1933, as amended (the “Securities Act”)

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c) (1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

We currently have 43 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, and if and until we determine to engage in any business or we complete any acquisition, reorganization or merger, no such policy will be formulated.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Annual Report, which are not purely historical, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Michael Vardakis, our current President.  There are no written agreements requiring Mr. Vardakis to provide these cash resources; and to the extent funds are provided, such funds will bear no interest and will be due on demand.  As of the date of this Annual Report, we have not actively begun to seek any business or acquisition candidate.

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

We had no material operations during the year ended December 31, 2008, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $17,894 for the December 31, 2008, year end, compared to $21,136 for the December 31, 2007, year end.  We had interest expense of $1,820 for the year ended December 31, 2008, compared to $1,258 for the previous year.  We had a net loss of $19,714 for the year ended December 31, 2008, compared to a net loss of $22,394 for the year ended December 31, 2007.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008 and 2007, and the

Period of May 9, 1996 (Inception) to December 31, 2008

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

12

BALANCE SHEETS

13

STATEMENTS OF OPERATIONS

14

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

15

STATEMENTS OF CASH FLOWS

16

NOTES TO FINANCIAL STATEMENTS

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd. (a Colorado development stage enterprise) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007, and for the period of May 6, 1996 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company,  Ltd. as of December 31, 2008 and 2007, and the results of its operations,  and its cash flows for the years ended December 31, 2008 and 2007, and for the period of May 9, 1996 (date of inception) to December 31, 2008 in  conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has a working capital deficit of $121,863 and an accumulated deficit of $133,644 at December 31, 2008 and has no operations.  The Company has suffered losses and has a substantial need for working capital.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6 to the financial statements.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 26, 2009

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$7	$84

TOTAL CURRENT ASSETS	7	84

	$7	$84

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$65,622	$54,905
Notes and advances payable - related parties (Note 4)	56,248	47,328

TOTAL CURRENT LIABILITIES	121,870	102,233

TOTAL LIABILITIES	121,870	102,233

STOCKHOLDERS’ DEFICIT

Preferred stock, no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(133,644)	(113,930)

TOTAL STOCKHOLDERS’ DEFICIT	(121,863)	(102,149)

	$7	$84

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		Inception) to
	December 31,		December 31,
	2008	2007	2008

Income	$-	$-	$-

Expenses:
General and administrative expenses	17,894	21,136	119,360
Interest expense	1,820	1,258	9,314
	19,714	22,394	128,674

LOSS BEFORE TAXES	(19,714)	(22,394)	(128,674)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(19,714)	$(22,394)	$(128,674)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	1,719,093	1,699,425

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period of May 9, 1996 (Inception) to December 31, 2008

					Deficit
					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Amount	Shares	Amount	Stage
Balances at May 9, 1996 (inception)	-	$-	-	$-	$-
Issuance of stock for cash at
$.01 per share May 16, 1996	300,000	3,000	-	-	-
Issuances of stock to the public
for cash at $.0005 per share
May 31, 1996	-	-	1,621,000	811	-
Stock cancelled	(300,000)	(3,000)	-	3,000	-
Net loss for the period	-	-	-	-	(5,636)

Balances at December 31, 1996	-	-	1,621,000	3,811	(5,636)
Net loss for the year	-	-	-	-	(5,699)

Balances at December 31, 1997	-	-	1,621,000	3,811	(11,335)
Net loss for the year	-	-	-	-	(3,995)

Balances at December 31, 1998	-	-	1,621,000	3,811	(15,330)
Net loss for the year	-	-	-	-	(4,055)

Balances at December 31, 1999	-	-	1,621,000	3,811	(19,385)
Net loss for the year	-	-	-	-	(147)

Balances at December 31, 2000	-	-	1,621,000	3,811	(19,532)
Net loss for the year	-	-	-	-	(2,896)

Balances at December 31, 2001	-	-	1,621,000	3,811	(22,428)
Net loss for the year	-	-	-	-	(2,861)

Balances at December 31, 2002	-	-	1,621,000	3,811	(25,289)
Issuance of stock for services at
$.01 per share April 9, 2003	-	-	50,000	500	-
Net loss for the year	-	-	-	-	(8,449)

Balances at December 31, 2003	-	-	1,671,000	4,311	(33,738)
Net loss for the year	-	-	-	-	(9,385)

Balances at December 31, 2004	-	-	1,671,000	4,311	(43,123)
Purchase and cancel
treasury stock	-	-	(59,050)	(30)	(4,970)
Net loss for the year	-	-	-	-	(12,417)

Balances at December 31, 2005	-	-	1,611,950	4,281	(60,510)
Net loss for the year	-	-	-	-	(31,026)

Balances at December 31, 2006	-	-	1,611,950	4,281	(91,536)
Issuance of stock to retire debt	-	-	107,143	7,500	-
Net loss for the year	-	-	-	-	(22,394)

Balances at December 31, 2007	-	-	1,719,093	11,781	(113,930)
Net loss for the year	-	-	-	-	(19,714)

Balances at December 31, 2008	-	$-	1,719,093	$11,781	$(133,644)

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		inception) to
	December 31,		December 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(19,714)	$(22,394)	$(128,674)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase in accounts payable	10,717	16,550	65,622
Increase in accrued interest, notes payable - related parties	1,820	1,258	9,314

NET CASH USED IN OPERATING ACTIVITIES	(7,177)	(4,586)	(53,238)

FINANCING ACTIVITIES
Proceeds from notes and advances payable - related parties	7,100	4,499	54,434
Issuance of common stock for cash	-	-	3,811
Purchase treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,100	4,499	53,245

NET INCREASE (DECREASE)
IN CASH	(77)	(87)	7

CASH AT BEGINNING
OF PERIOD	84	171	-

CASH AT END OF PERIOD	$7	$84	$7

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$7,500

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996.  The Company originally intended to engage in the business of marine transportation.  These plans did not materialize, and the Company is currently considering alternative business opportunities.

Development Stage Company

The financial statements present the Company as a development stage company in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” because of its short operating history and minimal operations.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company plans to recognize revenue when the following four conditions are present: (1) persuasive evidence of an agreement exists, (2) the price is fixed or determinable, (3) delivery has occurred or services are rendered, and (4) collection is reasonably assured.

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, such as preferred stock, options, or warrants, outstanding during the periods presented.  Accordingly, basic and dilutive loss per common share are the same.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).”  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008 and 2007

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements - Continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  This Statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Reclassifications

The principal and interest components of the Notes and Advances Payable  – Related Parties (Note 4) for the year ended December 31, 2007 and from inception have been reclassified within the Statements of Cash Flows to conform to current year financial statement presentation.  The net effect of these reclassifications is zero, but management has determined the current presentation more accurately reflects the substance of these items in compliance with US GAAP.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008 and 2007

NOTE 2:

INCOME TAXES

At December 31, 2008, the Company had a net operating loss carryover of $128,674 which expires as follows:

Year ended	Amount	Federal Expiration Date
December 31, 1996	$5,636	December 31, 2011
December 31, 1997	6,232	December 31, 2012
December 31, 1998	3,462	December 31, 2018
December 31, 1999	4,055	December 31, 2019
December 31, 2000	147	December 31, 2020
December 31, 2001	2,896	December 31, 2021
December 31, 2002	2,861	December 31, 2022
December 31, 2003	8,449	December 31, 2023
December 31, 2004	9,385	December 31, 2024
December 31, 2005	12,417	December 31, 2025
December 31, 2006	31,026	December 31, 2026
December 31, 2007	22,394	December 31, 2027
December 31, 2008	19,714	December 31, 2028
	$128,674

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

At December 31, 2008, the Company had a deferred tax asset in the amount of $43,749.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $6,703 and $7,614 for the years ended December 31, 2008 and 2007, respectively.

Components of income tax are as follows:

	2008	2007
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	2008	2007
Income tax computed at
Federal statutory tax rate	$(6,703)	$(7,614)
Deferred taxes and other	6,703	7,614
State taxes (net of federal benefit)	-	-
	$-	$-

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008 and 2007

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4:

NOTES AND ADVANCES PAYABLE - RELATED PARTIES

At December 31, 2008, the Company owed $56,248 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $8,100 bears annual interest at 9%, and $3,500 bears annual interest at 7%.  Total principal and accrued interest at December 31, 2008 was $46,934 and $9,314, respectively, resulting in total payable balance of $56,248.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which approximated the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period, and is included in the payable balance at December 31, 2008.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period, and is included in the payable balance at December 31, 2008.

NOTE 5:

STOCK TRANSACTIONS

Shortly after inception in May 1996, the Company raised $811 from various individuals from the sale of its common stock.  A Form “D” was filed with the Securities and Exchange Commission to report the sales.  $3,000 was also raised from the sale of preferred stock, which was later cancelled during an ownership change of the Company.  50,000 shares of common stock were issued in 2003 for services valued at $500.

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

In April, 2005, the Company purchased and retired 59,050 shares of its common stock.  The Company paid $5,000 for the shares, resulting in a $4,970 loss that was recorded as an increase in accumulated deficit.

In March 2007, the Company converted two notes totaling $7,500 into 107,143 shares of its common stock (Note 4).

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2008, the Company had an accumulated deficit of $133,644 and a working capital deficit of $121,863.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management is actively pursuing possible business opportunities.  The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President who is also deemed to be our acting CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Michael Vardakis	President &	03/03	*
	Director	03/03	*
Melissa Ladakis	Secretary	06/96	*
	Treasurer	06/96	*
	Director	06/96	*

*

These persons presently serve in the capacities indicated.

Background and Business Experience

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
Michael Vardakis presently serves as a director

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between Michael Vardakis and Melissa Ladakis.

Involvement in Other Public Companies Registered Under the Exchange Act

Michael Vardakis is a director in Han Logistics, Inc.  This entity file reports with the SEC under Section 13 of the Exchange Act.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

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

Promoters and control persons.

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2008, there were no reports required to be filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as an Exhibit to our Form 10-SB Registration Statement, in Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because of our limited operations; and because we have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

Audit Committee

We have not established an Audit Committee because of our limited operations; and because we have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business combination or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2008 12/31/2007 12/31/2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Melissa Ladakis Sec/Treas and Director	12/31/2008 12/31/2007 12/31/2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2008:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%
Common	Melissa Ladakis 601 South Street Salt Lake City, Utah 84111	0	0

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of us.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$6,000	$4,900
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$6,600	$5,500

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2008, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 31.1

Certification of Michael Vardakis, our President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Melissa Ladakis, our Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification of Michael Vardakis and Melissa Ladakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 3.1              Articles of Incorporation Filed May 9, 1996.*

Additional Exhibits Referenced.  The following documents were filed as Exhibits to our 10-SB Registration Statement:

Exhibit 3.2              By-Laws.

Exhibit 14

Code of Ethics.

Exhibit 99.1           Registration Agreement of Michael Vardakis and Vincent Lombardi.

Exhibit 99.2           Lock-up/Leak-out of Leonard W. Burningham, Esq.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 30, 2009	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 30, 2009	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	March 30, 2009	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director