Form 10-Q
period 2009-03-31
Gulf & Orient Steamship Company, Ltd.
filed 2009-05-14
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 12, 2009 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008, and the

Period of May 9, 1996 (Inception) to March 31, 2009

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS (UNAUDITED)

F-1

STATEMENTS OF OPERATIONS (UNDAUDITED)

F-2

STATEMENTS OF CASH FLOWS (UNAUDITED)

F-3

NOTES TO UNAUDITED FINANCIAL STATEMENTS

F-4

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$94	$7

TOTAL CURRENT ASSETS	94	7

TOTAL ASSETS	$94	$7

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$70,028	$65,622
Notes and advances payable - related parties (Note 4)	58,933	56,248

TOTAL CURRENT LIABILITIES	128,961	121,870

TOTAL LIABILITIES	128,961	121,870

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock no par value, 50,000,000
Shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(140,648)	(133,644)

TOTAL STOCKHOLDERS’ DEFICIT	(128,867)	(121,863)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94	$7

See Notes to Financial Statements.

F-1

STATEMENTS OF OPERATIONS

(Unaudited)

			Period of
			May 9, 1996
	For the Three		(Date of
	Months Ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Revenues	$-	$-	$-

Expenses:
General and administrative expenses	6,439	5,136	125,799
Interest expense	565	358	9,879
Total Expenses	7,004	5,494	135,678

LOSS BEFORE TAXES	(7,004)	(5,494)	(135,678)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,004)	$(5,494)	$(135,678)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	1,719,093	1,719,093

See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period of
			May 9, 1009
	For the Three		(Date of
	Months Ended		inception) to
	March 31,		March 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(7,004)	$(5,494)	$(135,678)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase in accounts payable	4,406	2,584	70,028
Increase in accrued interest, notes payable - related parties	565	359	9,879

NET CASH USED IN OPERATING ACTIVITIES	(2,033)	(2,551)	(55,271)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	2,120	-	56,554
Issuance of common stock for cash	-	-	3,811
Purchase of treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,120	-	55,365

NET INCREASE (DECREASE) IN CASH	87	(2,551)	94

CASH AT BEGINNING OF PERIOD	7	84	-

CASH AT END OF PERIOD	$94	$(2,467)	$94

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	$7,500

See Notes to Financial Statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Reclassifications

The principal and interest components of the Notes Payable – Related Parties (Note 4) for the quarter ended March 31, 2009 and from inception have been reclassified within the Statements of Cash Flows to conform to current quarter financial statement presentation.  The net effect of these reclassifications is zero, but management has determined the current presentation more accurately reflects the substance of these items in compliance with US GAAP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009 and 2008

NOTE 2:

INCOME TAXES

At March 31, 2009, the Company had a net operating loss carryover of $135,678 which expires as follows:

Period Ended	Amount	Federal Expiration Date
December 31, 1996	$5,636	December 31, 2011
December 31, 1997	6,232	December 31, 2012
December 31, 1998	3,462	December 31, 2018
December 31, 1999	4,055	December 31, 2019
December 31, 2000	147	December 31, 2020
December 31, 2001	2,896	December 31, 2021
December 31, 2002	2,861	December 31, 2022
December 31, 2003	8,449	December 31, 2023
December 31, 2004	9,385	December 31, 2024
December 31, 2005	12,417	December 31, 2025
December 31, 2006	31,026	December 31, 2026
December 31, 2007	22,394	December 31, 2027
December 31, 2008	19,714	December 31, 2028
March 31, 2009	7,004	December 31, 2029
	$135,678

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

At March 31, 2009, the Company had a deferred tax asset in the amount of $46,130.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $2,381 and $1,868 for the quarters ended March 31, 2009 and 2008, respectively.

Components of income tax are as follows:

Quarter Ended March 31,
	2009	2008
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Quarter Ended March 31,
	2009	2008
Income tax computed at
Federal statutory tax rate of 34%	$(2,381)	$(1,868)
Deferred taxes and other	2,381	1,868
State taxes (net of federal benefit)	-	-
	$-	$-

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009 and 2008

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4:

NOTES PAYABLE - RELATED PARTIES

At March 31, 2009, the Company owed $58,933 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $10,220 bears annual interest at 9%, and $3,500 bears annual interest at 7%.  Total principal and accrued interest at March 31, 2009 was $49,054 and $9,879, respectively, resulting in total payable balance of $58,933.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which approximated the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period, and is included in the payable balance at March 31, 2009.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period, and is included in the payable balance at March 31, 2009.

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

In April 2005, the Company purchased and retired 59,050 shares of its common stock.  The Company paid $5,000 for the shares, resulting in a $4,970 loss that was recorded as an increase in accumulated deficit.

In March 2007, the Company converted two notes totaling $7,500 into 107,143 shares of its common stock (Note 4).

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2009, the Company had an accumulated deficit of $140,648 and a working capital deficit of $128,867.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management is actively pursuing possibly business opportunities.  The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

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

Results of Operations

We have generated no profit since inception.  We had a net loss of ($7,004) and ($5,494) for the quarters ended March 31, 2009, and 2008.  Since our inception on May 9, 1996, cumulative losses as of March 31, 2009, total ($135,678).  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We have cash of $94 as of March 31, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.1 31.2 32

  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael Vardakis,

  President and Director.

  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Melissa Ladakis, Secretary,

  Treasurer and Director

  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-

  Oxley Act of 2002 provided by Michael Vardakis, President and Melissa Ladakis,  Secretary/Treasurer,

  and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	May 12, 2009	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	May 12, 2009	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director