Form 10-Q
period 2009-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2009-11-06
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: October 20, 2009 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008, and the

Period of May 9, 1996 (Inception) to September 30, 2009

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS (UNAUDITED)

5

STATEMENTS OF OPERATIONS (UNDAUDITED)

6

STATEMENTS OF CASH FLOWS (UNAUDITED)

7

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$44	$7

TOTAL CURRENT ASSETS	44	7

TOTAL ASSETS	$44	$7

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$75,827	$65,622
Notes and advances payable - related parties (Note 4)	62,807	56,248

TOTAL CURRENT LIABILITIES	138,634	121,870

TOTAL LIABILITIES	138,634	121,870

SHAREHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(150,371)	(133,644)

TOTAL SHAREHOLDERS’ DEFICIT	(138,590)	(121,863)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$44	$7

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period of
					May 9, 1996
	For the Three		For the Nine		(Date of
	Months Ended		Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Income	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	3,384	3,072	14,888	14,855	134,248
Total Expenses	3,384	3,072	14,888	14,855	134,248

Other Income and Expenses
Interest expense	660	500	1,839	1,290	11,153
Total Other Income and Expenses	660	500	1,839	1,290	11,153

LOSS BEFORE TAXES	(4,044)	(3,572)	(16,727)	(16,145)	(145,401)

Provision For Income Taxes	-	-	-	-	-

NET LOSS	$(4,044)	$(3,572)	$(16,727)	$(16,145)	$(145,401)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period of
			May 9, 1009
	For the Nine		(Date of
	Months Ended		inception) to
	September 30,		September 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(16,727)	$(16,145)	$(145,401)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase in accounts payable	10,205	8,769	75,827
Increase in accrued interest, notes payable - related parties	1,839	1,290	11,153

NET CASH USED IN OPERATING ACTIVITIES	(4,683)	(6,086)	(57,921)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	4,720	6,100	59,154
Issuance of common stock for cash	-	-	3,811
Purchase of treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,720	6,100	57,965

NET INCREASE (DECREASE) IN CASH	37	14	44

CASH AT BEGINNING OF PERIOD	7	84	-

CASH AT END OF PERIOD	$44	$98	$44

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	$7,500

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009 and 2008

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996.  The Company originally intended to engage in the business of marine transportation.  These plans did not materialize, and the Company is currently considering alternative business opportunities.

Development Stage Company

The financial statements present the Company as a development stage company in accordance with ASC Topic 915 (SFAS No. 7) , “Accounting and Reporting by Development Stage Enterprises,” because of its short operating history and minimal operations.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC Topic 740 (SFAS No. 109), “Accounting for Income Taxes.”  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009 and 2008

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing  guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:

INCOME TAXES

At September 30, 2009, the Company had a net operating loss carryover of $145,401 which expires as follows:

Period Ended	Amount	Federal Expiration Date
December 31, 1996	$5,636	December 31, 2011
December 31, 1997	6,232	December 31, 2012
December 31, 1998	3,462	December 31, 2018
December 31, 1999	4,055	December 31, 2019
December 31, 2000	147	December 31, 2020
December 31, 2001	2,896	December 31, 2021
December 31, 2002	2,861	December 31, 2022
December 31, 2003	8,449	December 31, 2023
December 31, 2004	9,385	December 31, 2024
December 31, 2005	12,417	December 31, 2025
December 31, 2006	31,026	December 31, 2026
December 31, 2007	22,394	December 31, 2027
December 31, 2008	19,714	December 31, 2028
September 30, 2009	16,727	September 30, 2029
	$145,401

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

At September 30, 2009, the Company had a deferred tax asset in the amount of $49,436.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $5,687 and $5,489 for the nine months ended September 30, 2009, and 2008, respectively.

Components of income tax are as follows:

Nine Months Ended September 30,
	2009	2008
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009 and 2008

NOTE 2:

INCOME TAXES (Continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Nine Months Ended September 30,
	2009	2008
Income tax computed at
Federal statutory tax rate of 34%	$(5,687)	$(5,489)
Deferred taxes and other	5,687	5,489
State taxes (net of federal benefit)	-	-
	$-	$-

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4:

NOTES PAYABLE - RELATED PARTIES

At September 30, 2009, the Company owed $62,807 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,735 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $12,820 bears annual interest at 9%, and $3,500 bears annual interest at 7%.  Total principal and accrued interest at September 30, 2009, was $51,654 and $11,153, respectively, resulting in total payable balance of $62,807.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005, and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which approximated the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period, and is included in the payable balance at September 30, 2009.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period, and is included in the payable balance at September 30, 2009.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009 and 2008

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At September 30, 2009, the Company had an accumulated deficit of $150,371 and a working capital deficit of $138,590.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management is actively pursuing possible business opportunities.  The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 2, 2009, and determined there are no events to disclose.

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

Results of Operations

We have generated no profit since inception.  We had a net loss of ($4,044) and ($3,572) for the three months ended September 30, 2009, and 2008.  We had a net loss of $(16,727) and $(16,145) for the nine months ended September 30, 2009, and 2008, respectively.  Since our inception on May 9, 1996, cumulative losses to September 30, 2009, total ($145,401). Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We have cash of $44 as of September 30, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Gulf & Orient Steamship Company, Ltd.

Date:	November 2, 2009	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	October 21, 2009	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director