Form 10-K
period 2009-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2010-03-31
CIK 1365388

\UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

The market value of the voting and non-voting common stock at such date was $1,896.43, based on 189,643 shares held by non-affiliates. Because there has been no “established trading market” for the Registrant’s common stock during the past five years or on that date, the Registrant has arbitrarily valued these shares at $0.01 per share.

Outstanding Shares

As of March 31, 2010, the Registrant had 1,719,093 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

We were incorporated in the State of Colorado on May 9, 1996, with an authorized capital of 55,000,000 shares, comprised of 50,000,000 shares of common stock, and 5,000,000 shares of non-voting preferred stock, both with no par-value per share.  We were formed for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally.

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

Copies of our Articles of Incorporation and our By-Laws were attached to our 10-SB Registration Statement that was filed with the SEC on June 7, 2006, and are attached hereto.  See Part IV, Item 15.

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

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any business combination, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public.  See the heading “Rule 144” of Part II, Item 5, for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Number of Total Employees and Number of Full-Time Employees

We have no employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, for information on potential risk factors, see Item 1A, Risk Factors, of our Form 10-SB Registration Statement, as amended, and previously filed with the SEC, all of which are still applicable to us.

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

ITEM 4:  RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock.  Our shares of common stock are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GLFO;” however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  See the heading “Rule 144” below for requirements of resales of shares of our common stock under Rule 144.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009 and 2008.  These bid prices were obtained from Pink OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2008 through March 31, 2008	$0.40	$0.40
April 1, 2008 through June 30, 2008	$0.40	$0.40
July 1, 2008 through September 30, 2008	$0.40	$0.40
October 1, 2008 through December 31, 2008	$0.40	$0.40
January 1, 2009 through March 31, 2009	$0.40	$0.40
April 1, 2009 through June 30, 2009	$0.40	$0.40
July 1, 2009 through September 30, 2009	$0.40	$0.40
October 1, 2009 through December 31, 2009	$0.40	$0.40

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 42 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

We had no material operations during the year ended December 31, 2009, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $18,664 for the December 31, 2009, year end, compared to $17,894 for the December 31, 2008, year end.  We had interest expense of $2,539 for the year ended December 31, 2009, compared to $1,820 for the previous year.  We had a net loss of $21,203 for the year ended December 31, 2009, compared to a net loss of $19,714 for the year ended December 31, 2008.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009 and 2008, and the

Period of May 9, 1996 (Inception) to December 31, 2009

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

12

BALANCE SHEETS

13

STATEMENTS OF OPERATIONS

14

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

15

STATEMENTS OF CASH FLOWS

16

NOTES TO AUDITED FINANCIAL STATEMENTS

17

[Child Van Wagoner & Bradshaw, PPLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, UT

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd.  (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not generated revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, UT

March 31, 2010

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$-	$7

TOTAL CURRENT ASSETS	-	7

TOTAL ASSETS	$-	$7

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash drawn in excess of bank balance	$330	$-
Accounts payable	79,229	65,622
Notes and advances payable - related parties (Note 4)	63,507	56,248

TOTAL CURRENT LIABILITIES	143,066	121,870

TOTAL LIABILITIES	143,066	121,870

STOCKHOLDERS’ DEFICIT

Preferred stock, no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(154,847)	(133,644)

TOTAL STOCKHOLDERS’ DEFICIT	(143,066)	(121,863)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$7

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		Inception) to
	December 31,		December 31,
	2009	2008	2009

Income	$-	$-	$-

Expenses:
General and administrative expenses	18,664	17,894	138,024
Total Expenses	18,664	17,894	138,024

Other Income and Expenses
Interest expense	2,539	1,820	11,853
Total Other Income and Expenses	2,539	1,820	11,853

LOSS BEFORE TAXES	(21,203)	(19,714)	(149,877)

Provision for Income taxes	-	-	-

NET LOSS	$(21,203)	$(19,714)	$(149,877)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	1,719,093	1,719,093

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period of May 9, 1996 (Inception) to December 31, 2009

					Deficit
					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Amount	Shares	Amount	Stage
Balances at May 9, 1996 (inception)	-	$-	-	$-	$-
Issuance of stock for cash at
$.01 per share May 16, 1996	300,000	3,000	-	-	-
Issuances of stock to the public
for cash at $.0005 per share
May 31, 1996	-	-	1,621,000	811	-
Stock cancelled	(300,000)	(3,000)	-	3,000	-
Net loss for the period	-	-	-	-	(5,636)

Balances at December 31, 1996	-	-	1,621,000	3,811	(5,636)
Net loss for the year	-	-	-	-	(5,699)

Balances at December 31, 1997	-	-	1,621,000	3,811	(11,335)
Net loss for the year	-	-	-	-	(3,995)

Balances at December 31, 1998	-	-	1,621,000	3,811	(15,330)
Net loss for the year	-	-	-	-	(4,055)

Balances at December 31, 1999	-	-	1,621,000	3,811	(19,385)
Net loss for the year	-	-	-	-	(147)

Balances at December 31, 2000	-	-	1,621,000	3,811	(19,532)
Net loss for the year	-	-	-	-	(2,896)

Balances at December 31, 2001	-	-	1,621,000	3,811	(22,428)
Net loss for the year	-	-	-	-	(2,861)

Balances at December 31, 2002	-	-	1,621,000	3,811	(25,289)
Issuance of stock for services at
$.01 per share April 9, 2003	-	-	50,000	500	-
Net loss for the year	-	-	-	-	(8,449)

Balances at December 31, 2003	-	-	1,671,000	4,311	(33,738)
Net loss for the year	-	-	-	-	(9,385)

Balances at December 31, 2004	-	-	1,671,000	4,311	(43,123)
Purchase and cancel treasury stock	-	-	(59,050)	(30)	(4,970)
Net loss for the year	-	-	-	-	(12,417)

Balances at December 31, 2005	-	-	1,611,950	4,281	(60,510)
Net loss for the year	-	-	-	-	(31,026)

Balances at December 31, 2006	-	-	1,611,950	4,281	(91,536)
Issuance of stock to retire debt	-	-	107,143	7,500	-
Net loss for the year	-	-	-	-	(22,394)

Balances at December 31, 2007	-	-	1,719,093	11,781	(113,930)
Net loss for the year	-	-	-	-	(19,714)

Balances at December 31, 2008	-	-	1,719,093	11,781	(133,644)
Net loss for the year	-	-	-	-	(21,203)

Balances at December 31, 2009	-	$-	1,719,093	$11,781	$(154,847)

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		inception) to
	December 31,		December 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net loss	$(21,203)	$(19,714)	$(149,877)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase in accounts payable	13,607	10,717	79,229
Increase in accrued interest, notes payable - related parties	2,539	1,820	11,853

NET CASH USED IN OPERATING ACTIVITIES	(5,057)	(7,177)	(58,295)

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	330	-	330
Proceeds from notes payable - related parties	4,720	7,100	59,154
Issuance of common stock for cash	-	-	3,811
Purchase treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,050	7,100	58,295

NET DECREASE IN CASH	(7)	(77)	-

CASH AT BEGINNING OF PERIOD	7	84	-

CASH AT END OF PERIOD	$-	$7	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	7,500

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996.  The Company originally intended to engage in the business of marine transportation.  These plans did not materialize, and the Company is currently considering alternative business opportunities.

Development Stage Company

The financial statements present the Company as a development stage company in accordance with ASC Topic 915 (SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises,” because of its short operating history and minimal operations.

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

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events," SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing  guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

NOTE 2:

INCOME TAXES

At December 31, 2009, the Company had a net operating loss carryover of $149,877 which expires as follows:

Period Ended	Amount	Federal Expiration Date
December 31, 1996	$5,636	December 31, 2011
December 31, 1997	6,232	December 31, 2012
December 31, 1998	3,462	December 31, 2018
December 31, 1999	4,055	December 31, 2019
December 31, 2000	147	December 31, 2020
December 31, 2001	2,896	December 31, 2021
December 31, 2002	2,861	December 31, 2022
December 31, 2003	8,449	December 31, 2023
December 31, 2004	9,385	December 31, 2024
December 31, 2005	12,417	December 31, 2025
December 31, 2006	31,026	December 31, 2026
December 31, 2007	22,394	December 31, 2027
December 31, 2008	19,714	December 31, 2028
December 31, 2009	21,203	December 31, 2029
	$149,877

However, due to the fact that the Company will most likely enter a new line of business and has had a change in control, the loss will most likely never be utilized.

At December 31, 2009, the Company had a deferred tax asset in the amount of $50,958.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $7,209 and $6,703 for the years ended December 31, 2009 and 2008, respectively.

Components of income tax are as follows:

Years Ended December 31,
	2009	2008
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31,
	2009	2008
Income tax computed at
Federal statutory tax rate of 34%	$(7,209)	$(6,703)
Deferred taxes and other	7,209	6,703
State taxes (net of federal benefit)	-	-
	$-	$-

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4:

NOTES PAYABLE - RELATED PARTIES

At December 31, 2009, the Company owed $63,507 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $12,820 bears annual interest at 9%, and $3,500 bears annual interest at 7%.  The Company received proceeds from these related parties of $4,720 and $7,100 during the years ended December 31, 2009 and 2008, respectively, and did not make any repayments during those years.  Total principal and accrued interest at December 31, 2009 was $51,654 and $11,853, respectively, resulting in total payable balance of $63,507.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is also convertible to common stock at $.07 per share which approximated the fair market value of the stock on the date the loan was made. The interest was not converted into common stock during the period, and is included in the payable balance at December 31, 2009.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted during the period, and is included in the payable balance at December 31, 2009.

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

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2009, the Company had an accumulated deficit of $154,847 and a working capital deficit of $143,066.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management is actively pursuing possible business opportunities.  The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7:  SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2009, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

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

Background and Business Experience

Michael Vardakis, age 44, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. since January 1, 2005, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 39, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Previous Blank Check or Shell Company Experience

Name of Company	Date of Filing	File Number	Status
Amazon Biotech Inc. fka Asyst Corp.	7/19/1999	000-26753	Not Current
Michael Vardakis was an officer until March of 2004.
Acorn Acquisition Corp. fka Syntony Group, Inc.	4/12/2004	000-50678	Current
Michael Vardakis was an officer until 7/10/2006
Defense Industries International, Inc. fka Pawnbrokers Exchange, Inc.	3/27/2000	000-30105	Current
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

Involvement in Certain Legal Proceedings

During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as an Exhibit to our Form 10-SB Registration Statement, and is attached hereto in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2009 12/31/2008 12/31/2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2009 12/31/2008 12/31/2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2009:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2009, we owed $63,507 to related parties for money advanced to us or expenses paid on behalf of us; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $12,820 bears annual interest at 9%, and $3,500 bears annual interest at 7%.  We received proceeds from these related parties of $4,720 and $7,100 during the years ended December 31, 2009 and 2008, respectively, and did not make any repayments during those years.  Total principal and accrued interest at December 31, 2009 was $51,654 and $11,853, respectively, resulting in total payable balance of $63,507.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and

2008:

Fee Category	2009	2008
Audit Fees	$7,250	$6,000
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$7,850	$6,600

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2009, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 3.1            Articles of Incorporation Filed May 9, 1996.

Exhibit 3.2            By-Laws.

Exhibit 14

Code of Ethics.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 31, 2010	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 31, 2010	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	March 31, 2010	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director