Form 10-K
period 2010-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2011-04-01
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

The market value of the voting and non-voting common stock at such date was $2,096.43, based on 209,643 shares held by non-affiliates. Because there has been no “established trading market” for the Registrant’s common stock during the past five years or on that date, the Registrant has arbitrarily valued these shares at $0.01 per share.

Outstanding Shares

As of March 24, 2011, the Registrant had 1,719,093 shares of common stock outstanding.

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

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since 1996.

Dependence on One or a Few Major Customers

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  (REMOVED AND RESERVED)

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2009.  These bid prices were obtained from Pink OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2009 through March 31, 2009	$0.40	$0.40
April 1, 2009 through June 30, 2009	$0.40	$0.40
July 1, 2009 through September 30, 2009	$0.40	$0.40
October 1, 2009 through December 31, 2009	$0.40	$0.40
January 1, 2010 through March 31, 2010	$0.30	$0.25
April 1, 2010 through June 30, 2010	$1.01	$0.25
July 1, 2010 through September 30, 2010	$1.01	$1.01
October 1, 2010 through December 31, 2010	$1.01	$1.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

During the last three years, we have not issued any unregistered securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no current cash resources.  See our Plan of Operation above for information about our reliance on our President, Michael Vardakis, for present funding requirements.

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

We had no material operations during the year ended December 31, 2010, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $18,050 for the December 31, 2010, year end, compared to $18,664 for the December 31, 2009, year end.  We had interest expense of $3,535 for the year ended December 31, 2010, compared to $2,539 for the previous year.  We had a net loss of $21,585 for the year ended December 31, 2010, compared to a net loss of $21,203 for the year ended December 31, 2009.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009, and the

Period of May 9, 1996 (Inception) to December 31, 2010

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

17

[Child Van Wagoner & Bradshaw, PPLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, UT

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd.  (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 29, 2011

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$29	$-

TOTAL CURRENT ASSETS	29	-

TOTAL ASSETS	$29	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash drawn in excess of bank balance	$-	$330
Accounts payable	87,637	79,229
Notes and advances payable - related parties (Note 4)	77,043	63,507

TOTAL CURRENT LIABILITIES	164,680	143,066

TOTAL LIABILITIES	164,680	143,066

STOCKHOLDERS’ DEFICIT

Preferred stock, no par value, non-voting,
5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, no par value, 50,000,000
shares authorized; 1,719,093 shares issued
and outstanding	11,781	11,781
Deficit accumulated during development stage	(176,432)	(154,847)

TOTAL STOCKHOLDERS’ DEFICIT	(164,651)	(143,066)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29	$-

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		Inception) to
	December 31,		December 31,
	2010	2009	2010

Income	$-	$-	$-

Expenses:
General and administrative expenses	18,050	18,664	156,074
Total Expenses	18,050	18,664	156,074

Other Income and Expenses
Interest expense	3,535	2,539	15,388
Total Other Income and Expenses	3,535	2,539	15,388

LOSS BEFORE TAXES	(21,585)	(21,203)	(171,462)

Provision for Income taxes	-	-	-

NET LOSS	$(21,585)	$(21,203)	$(171,462)

LOSS PER COMMON SHARE
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	1,719,093	1,719,093

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period of May 9, 1996 (Inception) to December 31, 2010

					Deficit
					Accumulated
					During	Total
	Preferred Stock		Common Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Stage	Deficit
Balances at May 9, 1996 (inception)	-	$-	-	$-	$-	-
Issuance of stock for cash at
$.01 per share May 16, 1996	300,000	3,000	-	-	-	3,000
Issuances of stock to the public
for cash at $.0005 per share
May 31, 1996	-	-	1,621,000	811	-	811
Stock cancelled	(300,000)	(3,000)	-	3,000	-
Net loss for the period	-	-	-	-	(5,636)	(5,636)

Balances at December 31, 1996	-	-	1,621,000	3,811	(5,636)	(1,825)
Net loss for the year	-	-	-	-	(5,699)	(5,699)

Balances at December 31, 1997	-	-	1,621,000	3,811	(11,335)	(7,524)
Net loss for the year	-	-	-	-	(3,995)	(3,995)

Balances at December 31, 1998	-	-	1,621,000	3,811	(15,330)	(11,519)
Net loss for the year	-	-	-	-	(4,055)	(4,055)

Balances at December 31, 1999	-	-	1,621,000	3,811	(19,385)	(15,574)
Net loss for the year	-	-	-	-	(147)	(147)

Balances at December 31, 2000	-	-	1,621,000	3,811	(19,532)	(15,721)
Net loss for the year	-	-	-	-	(2,896)	(2,896)

Balances at December 31, 2001	-	-	1,621,000	3,811	(22,428)	(18,617)
Net loss for the year	-	-	-	-	(2,861)	(2,861)

Balances at December 31, 2002	-	-	1,621,000	3,811	(25,289)	(21,478)
Issuance of stock for services at
$.01 per share April 9, 2003	-	-	50,000	500	-	500
Net loss for the year	-	-	-	-	(8,449)	(8,449)

Balances at December 31, 2003	-	-	1,671,000	4,311	(33,738)	(29,427)
Net loss for the year	-	-	-	-	(9,385)	(9,385)

Balances at December 31, 2004	-	-	1,671,000	4,311	(43,123)	(38,812)
Purchase and cancel treasury stock	-	-	(59,050)	(30)	(4,970)	(5,000)
Net loss for the year	-	-	-	-	(12,417)	(12,417)

Balances at December 31, 2005	-	-	1,611,950	4,281	(60,510)	(56,229)
Net loss for the year	-	-	-	-	(31,026)	(31,026)

Balances at December 31, 2006	-	-	1,611,950	4,281	(91,536)	(87,255)
Issuance of stock to retire debt	-	-	107,143	7,500	-	7,500
Net loss for the year	-	-	-	-	(22,394)	(22,394)

Balances at December 31, 2007	-	-	1,719,093	11,781	(113,930)	(102,149)
Net loss for the year	-	-	-	-	(19,714)	(19,714)

Balances at December 31, 2008	-	-	1,719,093	11,781	(133,644)	(121,863)
Net loss for the year	-	-	-	-	(21,203)	(21,203)

Balances at December 31, 2009	-	-	1,719,093	11,781	(154,847)	(143,066)
Net loss for the year	-	-	-	-	(21,585)	(21,585)
Balances at December 31, 2010	-	$-	1,719,093	$11,781	$(176,432)	$(164.651)

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		inception) to
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(21,585)	$(21,203)	$(171,462)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase in accounts payable	8,408	13,607	87,637
Increase in accrued interest, notes payable - related parties	3,536	2,539	15,389

NET CASH USED IN OPERATING ACTIVITIES	(9,641)	(5,057)	(67,936)

FINANCING ACTIVITIES
Decrease in checks drawn in excess of bank balance	(330)	-	(330)
Increase in checks drawn in excess of bank balance	-	330	330
Proceeds from notes payable - related parties	10,000	4,720	69,154
Issuance of common stock for cash	-	-	3,811
Purchase treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,670	5,050	67,965

NET INCREASE (DECREASE) IN CASH	29	(7)	29

CASH AT BEGINNING OF PERIOD	-	7	-

CASH AT END OF PERIOD	$29	$-	$29

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	7,500

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, such as convertible preferred stock, options, or warrants, outstanding during the periods presented.  Accordingly, basic and dilutive loss per common share are the same.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

December 31, 2010 and 2009

NOTE 2:

INCOME TAXES

At December 31, 2010, the Company had a net operating loss carryover of $171,462 which expires from 2011 to 2030.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At December 31, 2010, the Company had a deferred tax asset in the amount of $58,297.  The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $7,339 and $7,209 for the periods ended December 31, 2010 and 2009, respectively.

Components of income tax are as follows:

Periods Ended December 31,
	2010	2009
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended December 31,
	2010	2009
Income tax computed at
Federal statutory tax rate of 34%	$(7,339)	$(7,209)
Deferred taxes and other	7,339	7,209
State taxes (net of federal benefit)	-	-
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.  The Company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 3:

COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

December 31, 2010 and 2009

NOTE 4:

NOTES PAYABLE - RELATED PARTIES

At December 31, 2010, the Company owed $77,043 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $20,020 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $3,500 bears annual interest at 7%.  The Company received proceeds from these related parties of $10,000 and $4,720 during the periods ended December 31, 2010 and 2009, respectively, and did not make any repayments during those periods.  Total principal and accrued interest at December 31, 2010 was $61,654 and $15,389, respectively, resulting in total payable balance of $77,043.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date.  This note was converted to common stock at $.07 per share for 71,429 shares.  The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2010.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2010.

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

NOTE 6:

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2010, the Company had an accumulated deficit of $176,432 and a working capital deficit of $164,651.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.  Management is actively pursuing possible business opportunities.  The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7:  SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2010, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Background and Business Experience

Michael Vardakis, age 45, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. since January 1, 2005, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 40, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Previous Blank Check or Shell Company Experience

Name of Company	Date of Filing	File Number	Status
Amazon Biotech Inc. fka Asyst Corp.	7/19/1999	000-26753	Not Current
Michael Vardakis was an officer until March of 2004.
Pulmo Biotech fka Acorn Acquisition Corp. fka Syntony Group, Inc.	4/12/2004	000-50678	Not Current
Michael Vardakis was an officer until 7/10/2006
Defense Industries International, Inc. fka Pawnbrokers Exchange, Inc.	3/27/2000	000-30105	Current
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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2010, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2010 12/31/2009 12/31/2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2010 12/31/2009 12/31/2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of our common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent Lombardi 755 East Greg Street #25 Sparks, Nevada 89431	766,975	44.62%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%
Totals		1,529,450	88.96%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2010:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%
Common	Melissa Ladakis 601 South Street Salt Lake City, Utah 84111	0	0
Totals		762,475	44.35%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2010, we owed $77,043 to related parties for money advanced to us or expenses paid on behalf of us. $31,734 is non-interest bearing and is owed to Michael Vardakis and Vincent Lombardi; $2,600 bears annual interest at 24% and is owed to International Publications (owned by Michael Vardakis); $1,000 bears annual interest at 18% and is owed to Angelo Vardakis; $20,020 bears annual interest at 9% and is owed to Michael Vardakis, Angelo Vardakis and Jack Turner; $2,800 bears interest at 10% and is owed to Michael Vardakis; and $3,500 bears annual interest at 7% and is owed to Michael Vardakis.  We received proceeds from these related parties of $10,000 and $4,720 during the years ended December 31, 2010, and 2009, respectively, and did not make any repayments during those years. Total principal and accrued interest at December 31, 2010, was $61,655 and $15,388, respectively, resulting in total payable balance of $77,043.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$7,750	$7,250
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$8,350	$7,850

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2010, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 31, 2011	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 31, 2011	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	March 31, 2011	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director