Form 10-Q
period 2011-06-30
Gulf & Orient Steamship Company, Ltd.
filed 2011-08-12
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ].  The Company does not have a corporate Web site.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 9, 2011 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed Financial Statements should be read in conjunction with the December 31, 2010, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 1, 2011.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010, and the

Period of May 9, 1996 (Inception) to June 30, 2011

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS (UNAUDITED)

5

STATEMENTS OF OPERATIONS (UNAUDITED)

6

STATEMENTS OF CASH FLOWS (UNAUDITED)

7

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$278	$29

TOTAL CURRENT ASSETS	278	29

TOTAL ASSETS	$278	$29

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$94,612	$87,637
Notes and advances payable - related parties (Note 4)	84,231	77,043

TOTAL CURRENT LIABILITIES	178,843	164,680

TOTAL LIABILITIES	178,843	164,680

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Deficit accumulated during development stage	(190,346)	(176,432)

TOTAL STOCKHOLDERS’ DEFICIT	(178,565)	(164,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$278	$29

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period of
					May 9, 1996
	For the Three		For the Six		(Date of
	Months Ended		Months Ended		Inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Income	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	4,670	6,700	11,725	10,929	167,799
Total Expenses	4,670	6,700	11,725	10,929	167,799

Other Income and Expenses
Interest expense	1,161	880	2,189	1,644	17,577
Total Other Income and Expenses	1,161	880	2,189	1,644	17,577

LOSS BEFORE TAXES	(5,831)	(7,580)	(13,914)	(12,573)	(185,376)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(5,831)	$(7,580)	$(13,914)	$(12,573)	$(185,376)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period of
			May 9, 1996
	For the Six		(Date of
	Months Ended		inception) to
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(13,914)	$(12,573)	$(185,376)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase (decrease) in accounts payable	6,975	3,543	94,612
Increase in accrued interest, notes payable - related parties	2,188	1,644	17,577
NET CASH USED IN OPERATING ACTIVITIES	(4,751)	(7,386)	(72,687)

FINANCING ACTIVITIES
Increase (decrease) in checks drawn in excess of bank balance	-	(330)	-
Proceeds from notes payable - related parties	5,000	7,800	74,154
Issuance of common stock for cash	-	-	3,811
Purchase of treasury stock	-	-	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	7,470	72,965

NET INCREASE (DECREASE) IN CASH	249	84	278

CASH AT BEGINNING OF PERIOD	29	-	-

CASH AT END OF PERIOD	$278	84	$278

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	$7,500

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011 and 2010

NOTE 2:

INCOME TAXES

At June 30, 2011, the Company had a net operating loss carryover of $185,376 which expires from 2011 to 2030.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At June 30, 2011, the Company had a deferred tax asset in the amount of $63,028. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $4,731 and $4,274 for the periods ended June 30, 2011 and 2010, respectively.

Components of income tax are as follows:

Periods Ended June 30,
	2011	2010
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended June 30,
	2011	2010
Income tax computed at
Federal statutory tax rate of 34%	$(4,731)	$(4,274)
Deferred taxes and other	4,731	4,274
State taxes (net of federal benefit)	-	-
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at June 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011 and 2010

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At June 30, 2011, the Company owed $84,231 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $25,020 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $3,500 bears annual interest at 7%. The Company received proceeds from these related parties of $5,000 and $5,000 during the periods ended June 30, 2011 and 2010, respectively, and did not make any repayments during those periods. Total principal and accrued interest at June 30, 2011 was $66,654 and $17,577, respectively, resulting in total payable balance of $84,231.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at June 30, 2011.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at June 30, 2011.

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

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company had an accumulated deficit of $190,346 and a working capital deficit of $178,843.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2011, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

We have generated no profit since inception.  We had a net loss of ($5,831) and ($7,580) for the three months ended June 30, 2011, and 2010, respectively.  We had a net loss of ($13,914) and ($12,573) for the six months ended June 30, 2011, and 2010, respectively.  Since our inception on May 9, 1996, cumulative losses to June 30, 2011, total ($185,376).  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We had cash as of June 30, 2011, of $278.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	August 11, 2011	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	August 11, 2011	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director