Form 10-Q
period 2011-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2011-11-14
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 4, 2011 - 1,719,093 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed Financial Statements should be read in conjunction with the December 31, 2010, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 1, 2011.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010, and the

Period of May 9, 1996 (Inception) to September 30, 2011

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS (UNAUDITED)

5

STATEMENTS OF OPERATIONS (UNAUDITED)

6

STATEMENTS OF CASH FLOWS (UNAUDITED)

7

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$405	$29

TOTAL CURRENT ASSETS	405	29

TOTAL ASSETS	$405	$29

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	95,368	87,637
Notes and advances payable - related parties (Note 4)	88,980	77,043

TOTAL CURRENT LIABILITIES	184,348	164,680

TOTAL LIABILITIES	184,348	164,680

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting,5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Deficit accumulated during development stage	(195,724)	(176,432)

TOTAL STOCKHOLDERS’ DEFICIT	(183,943)	(164,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$405	$29

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period of
					May 9, 1996
	For the Three		For the Nine		(Date of
	Months Ended		Months Ended		Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Income	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	4,130	3,204	15,855	14,133	171,929
Total Expenses	4,130	3,204	15,855	14,133	171,929

Other Income and Expenses
Interest expense	1,248	935	3,437	2,579	18,825
Total Other Income and Expenses	1,248	935	3,437	2,579	18,825

LOSS BEFORE TAXES	(5,378)	(4,139)	(19,292)	(16,712)	(190,754)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(5,378)	$(4,139)	$(19,292)	$(16,712)	$(190,754)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period of
			May 9, 1996
	For the Nine		(Date of
	Months Ended		inception) to
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(19,292)	$(16,712)	$(190,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase (decrease) in accounts payable	7,731	6,722	95,368
Increase in accrued interest, notes payable - related parties	3,437	2,579	18,826

NET CASH USED IN OPERATING ACTIVITIES	(8,124)	(7,411)	(76,060)

FINANCING ACTIVITIES
Increase (decrease) in checks drawn in excess of bank balance	-	(330)	-
Proceeds from notes payable - related parties	8,500	7,800	77,654
Issuance of common stock for cash	-	-	3,811
Purchase of treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,500	7,470	76,465

NET INCREASE (DECREASE) IN CASH	376	59	405

CASH AT BEGINNING OF PERIOD	29	-	-

CASH AT END OF PERIOD	$405	59	$405

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	$7,500

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011 and 2010

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 2:

INCOME TAXES

At September 30, 2011, the Company had a net operating loss carryover of $195,724 which expires from 2011 to 2030.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At September 30, 2011, the Company had a deferred tax asset in the amount of $66,546. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $6,559 and $5,682 for the periods ended September 30, 2011 and 2010, respectively.

Components of income tax are as follows:

Periods Ended September 30,
	2011	2010
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended September 30,
	2011	2010
Income tax computed at
Federal statutory tax rate of 34%	$(6,559)	$(5,682)
Deferred taxes and other	6,559	5,682
State taxes (net of federal benefit)	-	-
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At September 30, 2011, the Company owed $88,980 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $1,000 bears annual interest at 18%, $28,520 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $3,500 bears annual interest at 7%. The Company received proceeds from these related parties of $8,500 and $7,800 during the periods ended September 30, 2011 and 2010, respectively, and did not make any repayments during those periods. Total principal and accrued interest at September 30, 2011 was $70,154 and $18,826 respectively, resulting in total payable balance of $88,980.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at September 30, 2011.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at September 30, 2011.

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

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company had an accumulated deficit of $195,724 and a working capital deficit of $183,943.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2011, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

We have generated no profit since inception.  We had a net loss of ($5,378) and ($4,139) for the three months ended September 30, 2011, and 2010, respectively.  We had a net loss of ($19,292) and ($16,712) for the nine months ended September 30, 2011, and 2010, respectively.  Since our inception on May 9, 1996, cumulative losses to September 30, 2011, total ($190,754).  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We had cash as of September 30, 2011, of $405.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Gulf & Orient Steamship Company, Ltd.

Date:	November 14, 2011	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	November 14, 2011	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director