Form 10-K
period 2011-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2012-03-29
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]  The Company does not have a website.

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

Outstanding Shares

As of March 15, 2012, the Registrant had 1,719,093 shares of common stock outstanding.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2011 and 2010.  These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2010 through March 31, 2010	$0.30	$0.25
April 1, 2010 through June 30, 2010	$1.01	$0.25
July 1, 2010 through September 30, 2010	$1.01	$1.01
October 1, 2010 through December 31, 2010	$1.01	$1.01
January 1, 2011 through March 31, 2011	$1.01	$1.01
April 1, 2011 through June 30, 2011	$1.50	$1.01
July 1, 2011 through September 30, 2011	$1.01	$1.01
October 1, 2011 through December 31, 2011	$1.01	$1.01

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2011, from the sale of registered securities.

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

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

We had no material operations during the year ended December 31, 2011, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $22,168 for the December 31, 2011, year end, compared to $18,050 for the December 31, 2010, year end.  We had interest expense of $4,757 for the year ended December 31, 2011, compared to $3,535 for the previous year.  We had a net loss of $26,925 for the year ended December 31, 2011, compared to a net loss of $21,585 for the year ended December 31, 2010.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010, and the

Period of May 9, 1996 (Inception) to December 31, 2011

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

12

BALANCE SHEETS

13

STATEMENTS OF OPERATIONS

14

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

15

STATEMENTS OF CASH FLOWS

16

NOTES TO AUDITED FINANCIAL STATEMENTS

17

[Child, Van Wagoner & Bradshaw, PLLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, UT

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd.  (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

 March 22, 2012

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$-	$29

TOTAL CURRENT ASSETS	-	29

TOTAL ASSETS	$-	$29

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	56	-
Accounts payable	97,820	87,637
Notes and advances payable - related parties (Note 4)	93,700	77,043

TOTAL CURRENT LIABILITIES	191,576	164,680

TOTAL LIABILITIES	191,576	164,680

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Deficit accumulated during development stage	(203,357)	(176,432)

TOTAL STOCKHOLDERS’ DEFICIT	(191,576)	(164,651)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$29

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period of
			May 9, 1996
	For the		(Date of
	Year Ended		Inception) to
	December 31,		December 31,
	2011	2010	2011

Income	$-	$-	$-

Expenses
General and administrative expenses	22,168	18,050	178,242
Total Expenses	22,168	18,050	178,242

Other Income and Expenses
Interest expense	4,757	3,535	20,145
Total Other Income and Expenses	4,757	3,535	20,145

LOSS BEFORE TAXES	(26,925)	(21,585)	(198,387)

Provision for Income Taxes	-	-	-

NET LOSS	$(26,925)	$(21,585)	$(198,387)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period of May 9, 1996 (Inception) to December 31, 2011

					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Amount	Shares	Amount	Stage	Total
Balances at May 9, 1996	-	$-	-	$-	$-	$-
Issuance of stock for cash at $.01 per share May 16, 1996	300,000	3,000	-	-	-	3,000
Issuances of stock to the public for cash at $.0005 per share May 31, 1996	-	-	1,621,000	811	-	811
Stock cancelled	(300,000)	(3,000)	-	3,000	-	-
Net loss for the period	-	-	-	-	(5,636)	(5,636)
Balances at December 31, 1996	-	-	1,621,000	3,811	(5,636)	(1,825)
Net loss for the year	-	-	-	-	(5,699)	(5,699)
Balances at December 31, 1997	-	-	1,621,000	3,811	(11,335)	(7,524)
Net loss for the year	-	-	-	-	(3,995)	(3,995)
Balances at December 31, 1998	-	-	1,621,000	3,811	(15,330)	(11,519)
Net loss for the year	-	-	-	-	(4,055)	(4,055)
Balances at December 31, 1999	-	-	1,621,000	3,811	(19,385)	(15,574)
Net loss for the year	-	-	-	-	(147)	(147)
Balances at December 31, 2000	-	-	1,621,000	3,811	(19,532)	(15,721)
Net loss for the year	-	-	-	-	(2,896)	(2,896)
Balances at December 31, 2001	-	-	1,621,000	3,811	(22,428)	(18,617)
Net loss for the year	-	-	-	-	(2,861)	(2,861)
Balances at December 31, 2002	-	-	1,621,000	3,811	(25,289)	(21,478)
Issuance of stock for services at $.01 per share April 9, 2003	-	-	50,000	500	-	500
Net loss for the year	-	-	-	-	(8,449)	(8,449)
Balances at December 31, 2003	-	-	1,671,000	4,311	(33,738)	(29,427)
Net loss for the year	-	-	-	-	(9,385)	(9,385)
Balances at December 31, 2004	-	-	1,671,000	4,311	(43,123)	(38,812)
Purchase and cancel treasury stock	-	-	(59,050)	(30)	(4,970)	(5,000)
Net loss for the year	-	-	-	-	(12,417)	(12,417)
Balances at December 31, 2005	-	-	1,611,950	4,281	(60,510)	(56,229)
Net loss for the year	-	-	-	-	(31,026)	(31,026)
Balances at December 31, 2006	-	-	1,611,950	4,281	(91,536)	(87,255)
Issuance of stock to retire debt	-	-	107,143	7,500	-	7,500
Net loss for the year	-	-	-	-	(22,394)	(22,394)
Balances at December 31, 2007	-	-	1,719,093	11,781	(113,930)	(102,149)
Net loss for the year	-	-	-	-	(19,714)	(19,714)
Balances at December 31, 2008	-	-	1,719,093	11,781	(133,644)	(121,863)
Net loss for the year	-	-	-	-	(21,203)	(21,203)
Balances at December 31, 2009	-	-	1,719,093	11,781	(154,847)	(143,066)
Net loss for the year	-	-	-	-	(21,585)	(21,585)
Balances at December 31, 2010	-	-	1,719,093	11,781	(176,432)	(164,651)
Net loss for the year	-	-	-	-	(26,925)	(26,925)
Balances at December 31, 2011	-	$-	1,719,093	$11,781	$(203,357)	$(191,576)

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period of
			May 9, 1996
	For the		(Date of
	Year Ended		inception) to
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(26,925)	$(21,585)	$(198,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase (decrease) in accounts payable	10,183	8,408	97,820
Increase in accrued interest, notes payable - related parties	4,757	3,536	20,146

NET CASH USED IN OPERATING ACTIVITIES	(11,985)	(9,641)	(79,921)

FINANCING ACTIVITIES
Increase (decrease) in checks drawn in excess of bank balance	56	(330)	56
Proceeds from notes payable - related parties	11,900	10,000	81,054
Issuance of common stock for cash	-	-	3,811
Purchase of treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,956	9,670	79,921

NET INCREASE (DECREASE) IN CASH	(29)	29	-

CASH AT BEGINNING OF PERIOD	29	-	-

CASH AT END OF PERIOD	$-	29	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	$7,500

See Notes to Audited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

December 31, 2011 and 2010

NOTE 2:

INCOME TAXES

At December 31, 2011, the Company had a net operating loss carryover of $198,387 which expires from 2012 to 2031.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At December 31, 2011, the Company had a deferred tax asset in the amount of $67,452. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $9,155 and $7,339 for the periods ended December 31, 2011 and 2010, respectively.

Components of income tax are as follows:

Periods Ended December 31,
	2011	2010
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended December 31,
	2011	2010
Income tax computed at
Federal statutory tax rate of 34%	$(9,155)	$(7,339)
Deferred taxes and other	9,155	7,339
State taxes (net of federal benefit)	-	-
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

December 31, 2011 and 2010

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At December 31, 2011, the Company owed $93,700 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,734 is non-interest bearing, $2,600 bears annual interest at 24%, $3,500 bears annual interest at 7%, $31,920 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $11,900 and $10,000 during the periods ended December 31, 2011 and 2010, respectively, and did not make any repayments during those periods. Total principal and accrued interest at December 31, 2011 was $73,554 and $20,146 respectively, resulting in total payable balance of $93,700.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2011.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2011.

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

NOTE 6: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011, the Company had an accumulated deficit of $203,357 and a working capital deficit of $191,576.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2011, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

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

Background and Business Experience

Michael Vardakis, age 47, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. since January 1, 2005, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 42, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Previous Blank Check or Shell Company Experience During past 10 Years

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

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control persons.

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2011, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2011 12/31/2010 12/31/2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2011 12/31/2010 12/31/2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2011:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2011, we owed $93,700 to related parties for money advanced to us or expenses paid on behalf of us: $31,734 is non-interest bearing and is owed to Michael Vardakis and Vincent Lombardi; $2,600 bears annual interest at 24% and is owed to International Publications (owned by Michael Vardakis); $3,500 bears annual interest at 7% and is owed to Michael Vardakis; $31,920 bears annual interest at 9% and is owed to Michael Vardakis, Angelo Vardakis and Jack Turner; $2,800 bears annual interest at 10% and is owed to Michael Vardakis; and $1,000 bears annual interest at 18% and is owed to Angelo Vardakis.  We received proceeds from these related parties of $11,900 and $10,000 during the periods ended December 31, 2011, and 2010, respectively, and did not make any repayments during those periods. Total principal and accrued interest at December 31, 2011. was $73,554 and $20,146 respectively, resulting in total payable balance of $93,700.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$10,000	$7,750
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$10,600	$8,350

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2011, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

Exhibit 32

Certification of Michael Vardakis and Melissa Ladakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 INS

XBRL Instance Document*

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document*

101 LAB

XBRL Taxonomy Extension Label Linkbase Document*

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document*

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document*

101 SCH

XBRL Taxonomy Extension Schema Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 23, 2012	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 23, 2012	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	March 23, 2012	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director