Form 10-K
period 2013-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2014-03-31
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

Outstanding Shares

As of March 31, 2014, the Registrant had 1,719,093 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Gulf,” the “Company,” “we,” “us,” “our” and words of similar import refer to Gulf & Orient Steamship Company, Ltd., unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 and 2012.  These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2012 through March 31, 2012	$1.01	$0.25
April 1, 2012 through June 30, 2012	$0.25	$0.25
July 1, 2012 through September 30, 2012	$0.35	$0.25
October 1, 2012 through December 31, 2012	$0.45	$0.35
January 1, 2013 through March 31, 2013	$0.45	$0.45
April 1, 2013 through June 30, 2013	$0.45	$0.45
July 1, 2013 through September 30, 2013	$0.45	$0.45
October 1, 2013 through December 31, 2013	$1.95	$0.45

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2013, from the sale of registered securities.

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

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

We had no material operations during the year ended December 31, 2013, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $23,789 for the December 31, 2013, year end, compared to $22,765 for the December 31, 2012, year end.  We had interest expense of $8,451 for the year ended December 31, 2013, compared to $6,375 for the previous year.  We had a net loss of $32,240 for the year ended December 31, 2013, compared to a net loss of $29,140 for the year ended December 31, 2012.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012, and the

Period of May 9, 1996 (Inception) to December 31, 2013

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

15

BALANCE SHEETS

16

STATEMENTS OF OPERATIONS

17

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

18

STATEMENTS OF CASH FLOWS

19

NOTES TO AUDITED FINANCIAL STATEMENTS

20

[Anderson Bradshaw PLLC letterhead]

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, UT

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd.  (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, and for the period from May 9, 1996 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Certified Public Accountants

Salt Lake City, Utah

March 28, 2014

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$84	$-

TOTAL CURRENT ASSETS	84	-

TOTAL ASSETS	$84	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$11
Accounts payable	115,215	107,730
Notes payable - related parties (Note 4)	137,825	112,975

TOTAL CURRENT LIABILITIES	253,040	220,716

TOTAL LIABILITIES	253,040	220,716

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Deficit accumulated during development stage	(264,737)	(232,497)

TOTAL STOCKHOLDERS’ DEFICIT	(252,956)	(220,716)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		Inception) to
	December 31,		December 31,
	2013	2012	2013

Income	$-	$-	$-

Expenses
General and administrative expenses	23,789	22,765	224,796
Total Expenses	23,789	22,765	224,796

Other Income and Expenses
Interest expense	8,451	6,375	34,971
Total Other Income and Expenses	8,451	6,375	34,971

LOSS BEFORE TAXES	(32,240)	(29,140)	(259,767)

Provision for Income Taxes	-	-	-

NET LOSS	$(32,240)	$(29,140)	$(259,767)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period of May 9, 1996 (Inception) to December 31, 2013

					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Amount	Shares	Amount	Stage	Total
Balances at May 9, 1996	-	$-	-	$-	$-	$-
Issuance of stock for cash at $.01 per share May 16, 1996	300,000	3,000	-	-	-	3,000
Issuances of stock to the public for cash at $.0005 per share May 31, 1996	-	-	1,621,000	811	-	811
Stock cancelled	(300,000)	(3,000)	-	3,000	-	-
Net loss for the period	-	-	-	-	(5,636)	(5,636)
Balances at December 31, 1996	-	-	1,621,000	3,811	(5,636)	(1,825)
Net loss for the year	-	-	-	-	(5,699)	(5,699)
Balances at December 31, 1997	-	-	1,621,000	3,811	(11,335)	(7,524)
Net loss for the year	-	-	-	-	(3,995)	(3,995)
Balances at December 31, 1998	-	-	1,621,000	3,811	(15,330)	(11,519)
Net loss for the year	-	-	-	-	(4,055)	(4,055)
Balances at December 31, 1999	-	-	1,621,000	3,811	(19,385)	(15,574)
Net loss for the year	-	-	-	-	(147)	(147)
Balances at December 31, 2000	-	-	1,621,000	3,811	(19,532)	(15,721)
Net loss for the year	-	-	-	-	(2,896)	(2,896)
Balances at December 31, 2001	-	-	1,621,000	3,811	(22,428)	(18,617)
Net loss for the year	-	-	-	-	(2,861)	(2,861)
Balances at December 31, 2002	-	-	1,621,000	3,811	(25,289)	(21,478)
Issuance of stock for services at $.01 per share April 9, 2003	-	-	50,000	500	-	500
Net loss for the year	-	-	-	-	(8,449)	(8,449)
Balances at December 31, 2003	-	-	1,671,000	4,311	(33,738)	(29,427)
Net loss for the year	-	-	-	-	(9,385)	(9,385)
Balances at December 31, 2004	-	-	1,671,000	4,311	(43,123)	(38,812)
Purchase and cancel treasury stock	-	-	(59,050)	(30)	(4,970)	(5,000)
Net loss for the year	-	-	-	-	(12,417)	(12,417)
Balances at December 31, 2005	-	-	1,611,950	4,281	(60,510)	(56,229)
Net loss for the year	-	-	-	-	(31,026)	(31,026)
Balances at December 31, 2006	-	-	1,611,950	4,281	(91,536)	(87,255)
Issuance of stock to retire debt	-	-	107,143	7,500	-	7,500
Net loss for the year	-	-	-	-	(22,394)	(22,394)
Balances at December 31, 2007	-	-	1,719,093	11,781	(113,930)	(102,149)
Net loss for the year	-	-	-	-	(19,714)	(19,714)
Balances at December 31, 2008	-	-	1,719,093	11,781	(133,644)	(121,863)
Net loss for the year	-	-	-	-	(21,203)	(21,203)
Balances at December 31, 2009	-	-	1,719,093	11,781	(154,847)	(143,066)
Net loss for the year	-	-	-	-	(21,585)	(21,585)
Balances at December 31, 2010	-	-	1,719,093	11,781	(176,432)	(164,651)
Net loss for the year	-	-	-	-	(26,925)	(26,925)
Balances at December 31, 2011	-	-	1,719,093	11,781	(203,357)	(191,576)
Net loss for the year	-	-	-	-	(29,140)	(29,140)
Balances at December 31, 2012	-	-	1,719,093	11,781	(232,497)	(220,716)
Net loss for the year	-	-	-	-	(32,240)	(32,240)
Balances at December 31, 2013	-	$-	1,719,093	$11,781	$(264,737)	$(252,956)

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period of
			May 9, 1996
	For the		(Date of
	Years Ended		inception) to
	December 31,		December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(32,240)	$(29,140)	$(259,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for payment of expenses	-	-	500
Changes in operating liabilities:
Increase (decrease) in accounts payable	7,485	9,910	115,215
Increase in accrued interest, notes payable - related parties	8,450	6,375	34,971

NET CASH USED IN OPERATING ACTIVITIES	(16,305)	(12,855)	(109,081)

FINANCING ACTIVITIES
Increase (decrease) in checks drawn in excess of bank balance	(11)	(45)	-
Proceeds from notes payable - related parties	16,400	12,900	110,354
Issuance of common stock for cash	-	-	3,811
Purchase of treasury stock	-	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,389	12,855	109,165

NET INCREASE (DECREASE) IN CASH	84	-	84

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$84	$-	$84

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 107,143 shares of common stock for debt settlement	$-	$-	$7,500

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 2:

INCOME TAXES

At December 31, 2013, the Company had a net operating loss carryover of $259,767 which expires from 2017 to 2033.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At December 31, 2013, the Company had a deferred tax asset in the amount of $93,472. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $12,573 and $11,365 for the periods ended December 31, 2013 and 2012, respectively.

Components of income tax are as follows:

Periods Ended December 31,
	2013	2012
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended December 31,
	2013	2012
Income tax computed at
Federal statutory tax rate of 34%	$(10,961)	$(9,908)
Deferred federal taxes and other	10,961	9,908
State taxes (net of federal benefit)	(1,612)	(1,457)
Deferred state taxes and other	1,612	1,457
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At December 31, 2013, the Company owed $137,825 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,735 is non-interest bearing, $2,600 bears annual interest at 24%, $3,500 bears annual interest at 7%, $61,220 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $16,400 and $12,900 during the periods ended December 31, 2013 and 2012, respectively, and did not make any repayments during those periods. Total principal and accrued interest at December 31, 2013 was $102,855 and $34,970 respectively, resulting in total payable balance of $137,825.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2013.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2013.

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company had an accumulated deficit of $264,737 and a working capital deficit of $252,956.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2013, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 1992) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2013, our internal controls over financial reporting were effective.

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

Background and Business Experience

Michael Vardakis, age 49, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. since January 1, 2005, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 44, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between Michael Vardakis and Melissa Ladakis.

Involvement in Other Public Companies Registered Under the Exchange Act

Michael Vardakis is an officer and a director in Han Logistics, Inc.  This entity file reports with the SEC under Section 13 of the Exchange Act.

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2013, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2013 12/31/2012 12/31/2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2013 12/31/2012 12/31/2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2013:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2013, the Company owed $137,825 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,735 is non-interest bearing, $2,600 bears annual interest at 24%, $3,500 bears annual interest at 7%, $61,220 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $16,400 and $12,900 during the periods ended December 31, 2013 and 2012, respectively, and did not make any repayments during those periods. Total principal and accrued interest at December 31, 2013 was $102,855 and $34,970 respectively, resulting in total payable balance of $137,825.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2013.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2013.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$9,400	$7,900
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$10,000	$8,500

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2013, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 31, 2014	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 31, 2014	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	March 31, 2014	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director