Form 10-K
period 2014-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2015-04-03
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

The market value of the voting and non-voting common stock held by non-affiliates at such date was $1,896.43, based on 189,643 shares being held by non-affiliates.  Because there has been no “established trading market” for the Registrant’s common stock during the past five years or on such date, the Registrant has arbitrarily valued these shares at $0.01 per share.

Outstanding Shares

As of March 31, 2015, the Registrant had 1,719,093 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

We were incorporated in the State of Colorado on May 9, 1996, with an authorized capital of 55,000,000 shares, comprised of 50,000,000 shares of common stock, and 5,000,000 shares of non-voting preferred stock, both with no par value per share.  We were formed for the primary purpose of engaging in the business of marine transportation and to provide ocean going shipping of goods internationally.

In May of 1996, we issued “restricted securities” (common stock) at our inception, and conducted an offering under Rule 504 of Regulation D of the Securities and Exchange Commission (the “SEC”).  This offering was also conducted in accordance with Section 11-51-308(1)(p) of the Colorado Revised Statutes that allowed “public solicitation” of “accredited investors.”

Our proposed business operations were unsuccessful, and we have had no material business operations since March 7, 1997.

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

Substantial fees are also often paid in connection with the completion of all types of business combinations, ranging from a small amount to as much as $400,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of common stock or as consideration to them to provide an indemnification for all of our prior liabilities.  Members of management may also actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed business combination.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any business combination with us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144 that prohibit, among other requirements, the public resale of these shares until 12 months after the filing of the Form 10 information with the SEC.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of a business combination with us.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with shell companies that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since 1997.

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

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

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

Number of Total Employees and Number of Full-Time Employees

We have no employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, for information on potential risk factors, see Item 1A, Risk Factors, of our Form 10-SB Registration Statement, as amended, and previously filed with the SEC on June 7, 2006, all of which are still applicable to us.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2014 and 2013.  These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2013 through March 31, 2013	$0.45	$0.45
April 1, 2013 through June 30, 2013	$0.45	$0.45
July 1, 2013 through September 30, 2013	$0.45	$0.45
October 1, 2013 through December 31, 2013	$1.95	$0.45
January 1, 2014 through March 31, 2014	$1.25	$0.61
April 1, 2014 through June 30, 2014	$1.25	$1.25
July 1, 2014 through September 30, 2014	$1.25	$1.25
October 1, 2014 through December 31, 2014	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Section 4(a)(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c)(1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(a)(1) exemption (and its prior exemption, 4(1)) is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(a)(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2014, from the sale of registered securities.

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

Liquidity and Capital Resources

We had $51 in cash as of December 31, 2014.  See our Plan of Operation above for information about our reliance on our President, Michael Vardakis, for present funding requirements.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

We had no material operations during the year ended December 31, 2014, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $24,146 for the December 31, 2014, year end, compared to $23,789 for the December 31, 2013, year end.  We had interest expense of $13,619 for the year ended December 31, 2014, compared to $8,451 for the previous year.  We had a net loss of $37,765 for the year ended December 31, 2014, compared to a net loss of $32,240 for the year ended December 31, 2013.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or related to our OTCBB quotations of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

15

BALANCE SHEETS

16

STATEMENTS OF OPERATIONS

17

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

18

STATEMENTS OF CASH FLOWS

19

NOTES TO AUDITED FINANCIAL STATEMENTS

20

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, UT

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd.   (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC

Certified Public Accountants

Salt Lake City, Utah

April 1, 2015

GULF & ORIENT STEAMSHIP COMPANY, LTD.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$51	$84

TOTAL CURRENT ASSETS	51	84

TOTAL ASSETS	$51	$84

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$127,328	$115,215
Notes, advances and interest payable - related parties (Note 4)	163,444	137,825

TOTAL CURRENT LIABILITIES	290,772	253,040

TOTAL LIABILITIES	290,772	253,040

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained Deficit	(302,502)	(264,737)

TOTAL STOCKHOLDERS’ DEFICIT	(290,721)	(252,956)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51	$84

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF OPERATIONS

	For the
	Years Ended
	December 31,
	2014	2013

Income	$-	$-

Operating Expenses
General and administrative expenses	24,146	23,789
Total Operating Expenses	24,146	23,789

Other Income and Expenses
Interest expense - related parties	13,619	8,451
Total Other Income and Expenses	13,619	8,451

LOSS BEFORE TAXES	(37,765)	(32,240)

Provision for Income Taxes	-	-

NET LOSS	$(37,765)	$(32,240)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2013 and 2014

	Common Stock		Retained
	Shares	Amount	Deficit	Total
Balances at December 31, 2012	1,719,093	$11,781	$(232,497)	$(220,716)
Net loss for the year	-	-	(32,240)	(32,240)
Balances at December 31, 2013	1,719,093	11,781	(264,737)	(252,956)
Net loss for the year	-	-	(37,765)	(37,765)
Balances at December 31, 2014	1,719,093	$11,781	$(302,502)	$(290,721)

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF CASH FLOWS

	For the
	Years Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(37,765)	$(32,240)
Changes in operating liabilities:
Increase (decrease) in accounts payable	12,113	7,485
Increase in notes, advances and interest payable - related parties	13,619	8,450

NET CASH USED IN OPERATING ACTIVITIES	(12,033)	(16,305)

FINANCING ACTIVITIES
Increase (decrease) in checks drawn in excess of bank balance	-	(11)
Proceeds from notes payable - related parties	12,000	16,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	16,389

NET INCREASE (DECREASE) IN CASH	(33)	84

CASH AT BEGINNING OF PERIOD	84	-

CASH AT END OF PERIOD	$51	$84

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996. The Company originally intended to engage in the business of marine transportation. These plans did not materialize, and the Company is currently considering alternative business opportunities.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC Topic 740, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

Fair Value of Financial Instruments

It is not practicable to estimate the fair value of related party loans because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point.  No financial instruments are held for trading purposes.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 2:

INCOME TAXES

At December 31, 2014, the Company had a net operating loss carryover of $248,943 which expires from 2017 to 2034.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At December 31, 2014, the Company had a deferred tax asset in the amount of $116,036. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $14,726 and $12,574 for the periods ended December 31, 2014 and 2013, respectively.

Components of income tax are as follows:

Periods Ended December 31,
	2014	2013
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended December 31,
	2014	2013
Income tax computed at
Federal statutory tax rate of 34%	$(8,209)	$(8,088)
Accrued related party interest	(4,630)	(2,874)
Deferred federal taxes and other	12,839	10,962
State taxes (net of federal benefit)	(1,207)	(1,189)
Accrued related party interest	(680)	(423)
Deferred state taxes and other	1,887	1,612
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  Tax years 2011 through 2014 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At December 31, 2014, the Company owed $163,444 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $31,735 is non-interest bearing, $2,600 bears annual interest at 24%, $3,500 bears annual interest at 7%, $73,220 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $12,000 and $16,400 during the periods ended December 31, 2014 and 2013, respectively, and did not make any repayments during those periods. The notes are all due on demand.  Total principal and accrued interest at December 31, 2014 was $114,855 and $48,589 respectively, resulting in total payable balance of $163,444.  During 2014, the Company and its President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and charging 9% interest on such obligations, effective January 31, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2014.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2014.

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company had a retained deficit of $302,502 and a working capital deficit of $290,721.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2014, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2014, our internal controls over financial reporting were effective.

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

Background and Business Experience

Michael Vardakis, age 50, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. from January 1, 2005 to March 3, 2015 and the Chief Executive Officer from April 2012 to February 12, 2015, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 45, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between Michael Vardakis and Melissa Ladakis.

Involvement in Other Public Companies Registered Under the Exchange Act

Michael Vardakis was an officer and a director in Han Logistics, Inc., a Nevada corporation, until February 12, 2015. This entity files reports with the SEC under Section 13 of the Exchange Act.

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2014, there were no reports required to be filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as an Exhibit to our Form 10-K Annual Report for the year ended December 31, 2013, and is referenced in Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2014 12/31/2013 12/31/2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2014 12/31/2013 12/31/2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of our common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent Lombardi 755 East Greg Street #25 Sparks, Nevada 89431	766,975	44.62%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%
Totals		1,529,450	88.97%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2014:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	762,475	44.35%
Common	Melissa Ladakis 601 South Street Salt Lake City, Utah 84111	0	0
Totals		762,475	44.35%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2014, we owed $163,444 to related parties for money advanced to us or expenses paid on our behalf. $31,735 is non-interest bearing; $2,600 bears annual interest at 24%; $3,500 bears annual interest at 7%; $73,220 bears annual interest at 9%; $2,800 bears annual interest at 10%; and $1,000 bears annual interest at 18%. We received proceeds from these related parties of $12,000 and $16,400 during the periods ended December 31, 2014, and 2013, respectively, and did not make any repayments during those periods. Total principal and accrued interest at December 31, 2014, was $114,855 and $48,589 respectively, resulting in total payable balance of $163,444.  During 2014, we agreed with our President to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and charging 9% interest on such obligations, effective January 31, 2015.

During the year ended December 31, 2007, two notes were converted into our common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share, for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2014.  A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share, for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2014.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$9,400	$9,400
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$10,000	$10,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2014, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 3.1               Articles of Incorporation Filed May 9, 1996.*

Exhibit 3.2               By-Laws.*

Exhibit 14

Code of Ethics.*

Exhibit 31.1

Certification of Michael Vardakis, our President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Melissa Ladakis, our Secretary/Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification of Michael Vardakis and Melissa Ladakis pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 INS

XBRL Instance Document

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document

101 LAB

XBRL Taxonomy Extension Label Linkbase Document

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101 SCH

XBRL Taxonomy Extension Schema Document

* Filed with our Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 2, 2015	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 2, 2015	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	April 2, 2015	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director