Form 10-Q
period 2015-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2015-11-12
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 6, 2015 - 1,719,093 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed Financial Statements should be read in conjunction with the December 31, 2014, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 3, 2015.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2015 and 2014

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONTENTS

                                                                                                                                                                                     PAGE

BALANCE SHEETS (UNAUDITED)                                                                                                           6

STATEMENTS OF OPERATIONS (UNAUDITED)                                                                                  7

STATEMENTS OF CASH FLOWS (UNAUDITED)                                                                                 8

NOTES TO UNAUDITED FINANCIAL STATEMENTS                                                                      9-11

GULF & ORIENT STEAMSHIP COMPANY, LTD.

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$51

TOTAL CURRENT ASSETS	-	51

TOTAL ASSETS	$-	$51

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$3,105	$-
Accounts payable	123,465	127,328
Notes, advances, and interest payable - related parties (Note 4)	205,809	163,444

TOTAL CURRENT LIABILITIES	332,379	290,772

TOTAL LIABILITIES	332,379	290,772

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained deficit	(344,160)	(302,502)

TOTAL STOCKHOLDERS’ DEFICIT	(332,379)	(290,721)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$51

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	7,762	7,472	29,305	18,169
Total Operating Expenses	7,762	7,472	29,305	18,169

Other Income and Expenses
Interest expense - related parties	4,418	2,735	12,353	7,743
Total Other Income and Expenses	4,418	2,735	12,353	7,743

LOSS BEFORE TAXES	(12,180)	(10,207)	(41,658)	(25,912)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(12,180)	$(10,207)	$(41,658)	$(25,912)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(41,658)	$(25,912)
Changes in operating liabilities:
Increase (decrease) in accounts payable	(3,863)	7,972
Increase in accrued interest on notes payable - related parties	12,353	7,743

NET CASH USED IN OPERATING ACTIVITIES	(33,168)	(10,197)

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	3,105	-
Proceeds from notes payable - related parties	30,012	10,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,012	10,300

NET INCREASE (DECREASE) IN CASH	(3,156)	103

CASH AT BEGINNING OF PERIOD	51	84

CASH AT END OF PERIOD	$(3,105)	$187

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Unaudited Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

NOTE 2:

INCOME TAXES

At September 30, 2015, the Company had a net operating loss carryover of $278,247 which expires from 2017 to 2035.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At September 30, 2015, the Company had a deferred tax asset in the amount of $132,282. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $16,246 and $10,106 for the periods ended September 30, 2015 and 2014, respectively.

Components of income tax are as follows:

Periods Ended September 30,
	2015	2014
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended September 30,
	2015	2014
Income tax computed at
Federal statutory tax rate of 34%	$(9,963)	$(6,178)
Accrued related party interest	(4,200)	(2,633)
Deferred federal taxes and other	14,163	8,810
State taxes (net of federal benefit)	(1,465)	(908)
Accrued related party interest	(618)	(387)
Deferred state taxes and other	2,083	1,296
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its limited activities. Tax years 2012 through 2014 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At September 30, 2015, the Company owed $205,809 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $123,181 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $30,012 and $10,300 during the periods ended September 30, 2015 and 2014, respectively, and did not make any repayments during those periods. The notes are all due on demand. Total principal and accrued interest at September 30, 2015 was $144,867 and $60,942 respectively, resulting in the total payable balance of $205,809. During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at September 30, 2015.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at September 30, 2015.

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company had a retained deficit of $344,160 and a working capital deficit of $332,379.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2015, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

We have generated no revenues since inception.  We had net losses of ($12,180) and ($10,207) for the three months ended September 30, 2015, and 2014, respectively.  We had net losses of ($41,658) and ($25,912) for the nine months ended September 30, 2015, and 2014, respectively.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We had $0 cash as of September 30, 2015.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	November 9, 2015	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	November 9, 2015	By:	/s/Melissa Ladakis
Melissa Ladakis ,Secretary, Treasurer and Director