Form 10-K
period 2015-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2016-04-04
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2015

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

Outstanding Shares

As of March 15, 2016, the Registrant had 1,719,093 shares of common stock outstanding.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2015 and 2014. These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2014 through March 31, 2014	$1.25	$0.61
April 1, 2014 through June 30, 2014	$1.25	$1.25
July 1, 2014 through September 30, 2014	$1.25	$1.25
October 1, 2014 through December 31, 2014	$1.25	$1.25
January 1, 2015 through March 31, 2015	$1.25	$1.25
April 1, 2015 through June 30, 2015	$1.25	$1.25
July 1, 2015 through September 30, 2015	$1.25	$1.25
October 1, 2015 through December 31, 2015	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 40 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2015, from the sale of registered securities.

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

Liquidity and Capital Resources

We had $286 in cash as of December 31, 2015.  See our Plan of Operation above for information about our reliance on our President, Michael Vardakis, for present funding requirements.

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

We had no material operations during the year ended December 31, 2015, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $34,843 for the December 31, 2015, year end, compared to $24,146 for the December 31, 2014, year end.  We had interest expense of $17,063 for the year ended December 31, 2015, compared to $13,619 for the previous year.  We had a net loss of $51,906 for the year ended December 31, 2015, compared to a net loss of $37,765 for the year ended December 31, 2014.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or our filing for Depository Trust Company eligibility for our common stock during 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2015.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

15-16

BALANCE SHEETS

17

STATEMENTS OF OPERATIONS

18

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

19

STATEMENTS OF CASH FLOWS

20

NOTES TO AUDITED FINANCIAL STATEMENTS

21

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Gulf & Orient Steamship Company, Ltd.

Salt Lake City, UT

We have audited the accompanying balance sheet of Gulf & Orient Steamship Company, Ltd.   (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2014, and the results of its operations and cash flows for the year then ended,  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Certified Public Accountants

Salt Lake City, Utah

April 1, 2015

GULF & ORIENT STEAMSHIP COMPANY, LTD.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$286	$51

TOTAL CURRENT ASSETS	286	51

TOTAL ASSETS	$286	$51

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$125,893	$127,328
Notes, advances, and interest payable - related parties (Note 4)	217,020	163,444

TOTAL CURRENT LIABILITIES	342,913	290,772

TOTAL LIABILITIES	342,913	290,772

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained Deficit	(354,408)	(302,502)

TOTAL STOCKHOLDERS’ DEFICIT	(342,627)	(290,721)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$286	$51

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF OPERATIONS

	For the
	Years Ended
	December 31,
	2015	2014

Income	$-	$-

Operating Expenses
General and administrative expenses	34,843	24,146
Total Operating Expenses	34,843	24,146

Other Income and Expenses
Interest expense - related parties	17,063	13,619
Total Other Income and Expenses	17,063	13,619

LOSS BEFORE TAXES	(51,906)	(37,765)

Provision for Income Taxes	-	-

NET LOSS	$(51,906)	$(37,765)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2015 and 2014

	Common Stock		Retained
	Shares	Amount	Deficit	Total
Balances at December 31, 2013	1,719,093	$11,781	$(264,737)	$(252,956)
Net loss for the year	-	-	(37,765)	(37,765)
Balances at December 31, 2014	1,719,093	11,781	(302,502)	(290,721)
Net loss for the year	-	-	(51,906)	(51,906)
Balances at December 31, 2015	1,719,093	$11,781	$(354,408)	$(342,627)

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF CASH FLOWS

	For the
	Years Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(51,906)	$(37,765)
Changes in operating liabilities:
Increase (decrease) in accounts payable	(1,435)	12,113
Increase in notes, advances, and interest payable - related parties	17,064	13,619

NET CASH USED IN OPERATING ACTIVITIES	(36,277)	(12,033)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	36,512	12,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,512	12,000

NET INCREASE (DECREASE) IN CASH	235	(33)

CASH AT BEGINNING OF PERIOD	51	84

CASH AT END OF PERIOD	$286	$51

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 2:

INCOME TAXES

At December 31, 2015, the Company had a net operating loss carryover of $283,786 which expires from 2017 to 2035.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At December 31, 2015, the Company had a deferred tax asset in the amount of $136,281. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $20,243 and $14,728 for the periods ended December 31, 2015 and 2014, respectively.

Components of income tax are as follows:

Periods Ended December 31,
	2015	2014
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended December 31,
	2015	2014
Income tax computed at
Federal statutory tax rate of 34%	$(11,847)	$(8,210)
Accrued related party interest	(5,801)	(4,630)
Deferred federal taxes and other	17,648	12,840
State taxes (net of federal benefit)	(1,742)	(1,207)
Accrued related party interest	(853)	(681)
Deferred state taxes and other	2,595	1,888
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities. Tax years 2013 through 2015 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At December 31, 2015, the Company owed $217,020 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $129,681 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $36,512 and $12,000 during the years ended December 31, 2015 and 2014, respectively, and did not make any repayments during those periods. The notes are all due on demand. Total principal and accrued interest at December 31, 2015, was $151,367 and $65,653, respectively, resulting in the total payable balance of $217,020. During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2015.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2015.

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, the Company had a retained deficit of $354,408 and a working capital deficit of $342,627.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2015, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 28, 2015, Gulf & Orient Steamship Company, Ltd. (the “Company”) notified its independent registered public accounting firm, Anderson Bradshaw PLLC (“Anderson Bradshaw”), that the Company had decided to change auditors and was therefore dismissing Anderson Bradshaw, effective immediately.  The Company’s decision was approved by its Board of Directors; on that same date, and concurrent with Anderson Bradshaw’s dismissal, the Board of Directors appointed Heaton & Company, PLLC (“Heaton”) as the Company’s new independent registered public accounting firm.

During the fiscal years ended December 31, 2014, and 2013, and through September 28, 2015, neither the Company nor anyone acting on its behalf consulted Heaton regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; and neither a written report nor oral advice was provided to the Company that Heaton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Anderson Bradshaw regarding the Company’s financial statements for the fiscal years ended December 31, 2014, and 2013, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2014, and 2013, and through September 28, 2015, the Company did not (i) have any disagreements (as defined in Item 304(a)(1(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Anderson Bradshaw on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anderson Bradshaw, would have caused it to make reference thereto in connection with its reports; or (ii) experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Anderson Bradshaw with a copy of this disclosure on September 28, 2015 and requested that Anderson Bradshaw furnish the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements and, if not, stating the respects in which it does not agree.  A copy of Anderson Bradshaw’s letter, dated September 28, 2015, was filed as Exhibit 16.1 to our Current Report on Form 8-K dated September 28, 2015 and filed with the SEC on September 29, 2015.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2015, our internal controls over financial reporting were effective.

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

Background and Business Experience

Michael Vardakis, age 51, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. from January 1, 2005 to February 12, 2015 and the Chief Executive Officer from April 2012 to February 12, 2015, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 46, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between Michael Vardakis and Melissa Ladakis.

Involvement in Other Public Companies Registered Under the Exchange Act

Michael Vardakis was an officer and a director in Han Logistics, Inc., a Nevada corporation (now, “Eason Education Kingdom Holdings, Inc.”) until February 12, 2015.  This entity files reports with the SEC under Section 13 of the Exchange Act.

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2015, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2015 12/31/2014 12/31/2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2015 12/31/2014 12/31/2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2015:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2015, the Company owed $217,020 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $129,681 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $36,512 and $12,000 during the periods ended December 31, 2015, and 2014, respectively, and did not make any repayments during those periods. The notes are all due on demand. Total principal and accrued interest at December 31, 2015, was $151,367 and $65,653 respectively, resulting in the total payable balance of $217,020. During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2015.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2015.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$9,470	$9,400
Audit-related Fees	$0	$0
Tax Fees	$600	$600
All Other Fees	$0	$0
Total Fees	$10,070	$10,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2015, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 21, 2016	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	March 21, 2016	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	April 2, 2016	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director