Form 10-K
period 2016-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2017-04-17
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2016

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

Outstanding Shares

As of April 14, 2017, the Registrant had 1,719,093 shares of common stock outstanding.

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

Copies of our Articles of Incorporation and our By-Laws were attached to our 10-SB Registration Statement that was filed with the SEC on June 7, 2006, and were attached to our 10K Annual Report for the period ended December 31, 2013.  See Part IV, Item 15.

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

Period	High	Low
January 1, 2015 through March 31, 2015	$1.25	$1.25
April 1, 2015 through June 30, 2015	$1.25	$1.25
July 1, 2015 through September 30, 2015	$1.25	$1.25
October 1, 2015 through December 31, 2015	$1.25	$1.25
January 1, 2016 through March 31, 2016	$1.25	$1.25
April 1, 2016 through June 30, 2016	$1.25	$1.25
July 1, 2016 through September 30, 2016	$1.25	$1.25
October 1, 2016 through December 31, 2016	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2016, from the sale of registered securities.

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

Liquidity and Capital Resources

We had no cash as of December 31, 2016.  See our Plan of Operation above for information about our reliance on our President, Michael Vardakis, for present funding requirements.

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

We had no material operations during the year ended December 31, 2016, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $320,663 for the December 31, 2016, year end, compared to $34,843 for the December 31, 2015, year end.  We had interest expense of $20,575 for the year ended December 31, 2016, compared to $17,063 for the previous year.  We had a net loss of $41,238 for the year ended December 31, 2016, compared to a net loss of $51,906 for the year ended December 31, 2015.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act; or our filing for Depository Trust Company eligibility for our common stock during 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

15

BALANCE SHEETS

16

STATEMENTS OF OPERATIONS

17

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

18

STATEMENTS OF CASH FLOWS

19

NOTES TO AUDITED FINANCIAL STATEMENTS

20

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Gulf & Orient Steamship Company, Ltd.

We have audited the accompanying balance sheets of Gulf & Orient Steamship Company, Ltd. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf & Orient Steamship Company, Ltd. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
April 13, 2017

240 N. East Promontory
Suite 200
Farmington, Utah 84025
(T) 801.218.3523

heatoncpas.com

GULF & ORIENT STEAMSHIP COMPANY, LTD.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$-	$286

TOTAL CURRENT ASSETS	-	286

TOTAL ASSETS	$-	$286

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$55	$-
Accounts payable	133,015	125,893
Notes, advances, and interest payable - related parties (Note 4)	250,795	217,020

TOTAL CURRENT LIABILITIES	383,865	342,913

TOTAL LIABILITIES	383,865	342,913

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained Deficit	(395,646)	(354,408)

TOTAL STOCKHOLDERS’ DEFICIT	(383,865)	(342,627)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$286

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF OPERATIONS

	For the
	Years Ended
	December 31,
	2016	2015

Income	$-	$-

Operating Expenses
General and administrative expenses	20,663	34,843
Total Operating Expenses	20,663	34,843

Other Income and Expenses
Interest expense - related parties	20,575	17,063
Total Other Income and Expenses	20,575	17,063

LOSS BEFORE TAXES	(41,238)	(51,906)

Provision for Income Taxes	-	-

NET LOSS	$(41,238)	$(51,906)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Retained
	Shares	Amount	Shares	Amount	Deficit	Total
Balances at December 31, 2014	-	-	1,719,093	11,781	(302,502)	(290,721)
Net loss for the year	-	-	-	-	(51,906)	(51,906)
Balances at December 31, 2015	-	$-	1,719,093	$11,781	$(354,408)	$(342,627)
Net loss for the year	-	-	-	-	(41,238)	(41,238)
Balances at December 31, 2016	-	$-	1,719,093	$11,781	$(395,646)	$(383,865)

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF CASH FLOWS

	For the
	Years Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(41,238)	$(51,906)
Changes in operating liabilities:
Increase (decrease) in accounts payable	7,122	(1,435)
Increase in accrued interest on notes payable - related parties	20,575	17,064

NET CASH USED IN OPERATING ACTIVITIES	(13,541)	(36,277)

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	55	-
Proceeds from notes payable - related parties	13,200	36,512

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,255	36,512

NET INCREASE (DECREASE) IN CASH	(286)	235

CASH AT BEGINNING OF PERIOD	286	51

CASH AT END OF PERIOD	$-	$286

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 2:

INCOME TAXES

At December 31, 2016, the Company had a net operating loss carryover of approximately $305,000 which expires from 2018 to 2036.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At December 31, 2016, the Company had deferred tax assets of approximately $144,000. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was approximately $8,000 and $13,000 for the periods ended December 31, 2016 and 2015, respectively.

Components of income tax are as follows:

Periods Ended December 31,
	2016	2015
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Periods Ended December 31,
	2016	2015
Income tax computed at
Federal statutory tax rate of 34%	$(7,025)	$(11,847)
Accrued related party interest	(6,996)	(5,801)
Deferred federal taxes and other	14,021	17,648
State taxes (net of federal benefit)	(1,033)	(1,742)
Accrued related party interest	(1,029)	(853)
Deferred state taxes and other	2,062	2,595
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities. Tax years 2014 through 2016 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At December 31, 2016, the Company owed $250,795 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $142,881 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $13,200 and $36,512 during the years ended December 31, 2016 and 2015, respectively, and did not make any repayments during those periods. The notes are all due on demand. Total principal and accrued interest at December 31, 2016, was $164,567 and $86,228, respectively, resulting in the total payable balance of $250,795. During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2016.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2016.

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, the Company had a retained deficit of $395,646 and a working capital deficit of $383,865; these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2016, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2016, our internal controls over financial reporting were effective.

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

Background and Business Experience

Michael Vardakis, age 52, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. from January 1, 2005 to March 3, 2015 and the Chief Executive Officer from April 2012 to February 12, 2015, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 47, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between Michael Vardakis and Melissa Ladakis.

Involvement in Other Public Companies Registered Under the Exchange Act

Michael Vardakis was an officer and a director in Han Logistics, Inc., a Nevada corporation (now, “Eason Education Kingdom Holdings, Inc.”), until February 12, 2015.  This entity files reports with the SEC under Section 13 of the Exchange Act.

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2016, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2016 12/31/2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Melissa Ladakis Sec/Treas. and Director	12/31/2016 12/31/2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2016:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2016, the Company owed $250,795 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $142,881 bears annual interest at 9%, $2,800 bears annual interest at 10%, and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $13,200 and $36,512 during the years ended December 31, 2016 and 2015, respectively, and did not make any repayments during those periods. The notes are all due on demand. Total principal and accrued interest at December 31, 2016, was $164,567 and $86,228, respectively, resulting in the total payable balance of $250,795. During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2016.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007 at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2016.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016, and 2015:

Fee Category	2016	2015
Audit Fees	$8,500	$9,470
Audit-related Fees	$0	$0
Tax Fees	$0	$600
All Other Fees	$0	$0
Total Fees	$8,500	$10,070

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited financial statements for the year ended December 31, 2016, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

ITEM 16:  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 14, 2017	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 14, 2017	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	April 14, 2017	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Director