Form 10-Q
period 2017-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2017-11-16
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 14, 2017 – 1,719,093 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Gulf,” the “Company,” “we,” “us,” “our” and words of similar import refer to Gulf & Orient Steamship Company, Ltd., unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The unaudited condensed Financial Statements should be read in conjunction with the December 31, 2016, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 17, 2017.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2017, and 2016

GULF & ORIENT STEAMSHIP COMPANY, LTD.

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$61	$-

TOTAL CURRENT ASSETS	61	-

TOTAL ASSETS	$61	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$55
Accounts payable	141,206	133,015
Notes, advances, and interest payable - related parties (Note 4)	279,110	250,795

TOTAL CURRENT LIABILITIES	420,316	383,865

TOTAL LIABILITIES	420,316	383,865

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained deficit	(432,036)	(395,646)

TOTAL STOCKHOLDERS’ DEFICIT	(420,255)	(383,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$61	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	3,666	5,333	18,705	17,021
Total Operating Expenses	3,666	5,333	18,705	17,021

Other Income and Expenses
Interest expense - related parties	6,149	5,258	17,684	15,106
Total Other Income and Expenses	6,149	5,258	17,684	15,106

LOSS BEFORE TAXES	(9,815)	(10,591)	(36,389)	(32,127)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(9,815)	$(10,591)	$(36,389)	$(32,127)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(36,389)	$(32,127)
Changes in operating liabilities:
Increase (decrease) in accounts payable	8,190	5,814
Increase in accrued interest on notes payable - related parties	17,684	15,106

NET CASH USED IN OPERATING ACTIVITIES	(10,515)	(11,207)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	(55)	-
Proceeds from notes payable - related parties	10,631	11,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,576	11,000

NET INCREASE (DECREASE) IN CASH	61	(207)

CASH AT BEGINNING OF PERIOD	-	286

CASH AT END OF PERIOD	$61	$79

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, including a summary of the Company’s significant accounting policies, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2:

INCOME TAXES

At September 30, 2017, the Company had a net operating loss carryover of approximately $324,000, which expires from 2017 to 2036.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

At September 30, 2017, the Company had a deferred tax asset in the amount of $162,192. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $14,192 and $12,529 for the periods ended September 30, 2017, and 2016, respectively.

Components of income tax are as follows:

Nine Months Ended September 30,
	2017	2016
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Nine Months Ended September 30,
	2017	2016
Income tax computed at
Federal statutory tax rate of 34%	$(6,360)	$(5,787)
Accrued related party interest	(6,013)	(5,136)
Deferred federal taxes and other	12,373	10,923
State taxes (net of federal benefit)	(935)	(851)
Accrued related party interest	(884)	(755)
Deferred state taxes and other	1,819	1,606
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its limited activities. Tax years 2014 through 2016 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At September 30, 2017, the Company owed $279,110, and as of December 31, 2016, the Company owed $250,795, to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $153,512 bears annual interest at 9%, $2,800 bears annual interest at 10% and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $10,631 and $11,000 during the nine month periods ended September 30, 2017, and 2016, respectively, and did not make any repayments during those periods. The Company accrued $6,149 and $5,258 in interest expense during the three month periods ended September 30, 2017, and 2016, respectively. The Company accrued $17,684 and $15,106 during the nine month periods ended September 30, 2017, and 2016, respectively. The notes are all due on demand. Total principal and accrued interest at September 30, 2017, was $175,198 and $103,912, respectively, resulting in the total payable balance of $279,110.

During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005, and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at September 30, 2017.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at September 30, 2017.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2017, the Company had a retained deficit of $432,036 and a working capital deficit of $420,255 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2017, through the date whereupon the financial statements were issued and has determined that except for the following, there are no additional items to disclose:

Agreement and Plan of Merger

On November 7, 2017, the Company, along with our newly formed wholly-owned subsidiary and our President, entered into an Agreement and Plan or Merger (the “Merger Agreement”) with US 3D Printing, Inc., a Utah corporation (“US 3D”), and certain of its principals and majority shareholders.  Subject to the closing of the Merger Agreement, if there is a closing, of which no assurance can be given, there will be a change in control of the Company.  Additional information about the Merger Agreement is contained in our 8-K Current Report dated November 7, 2017, and filed with the SEC on November 9, 2017, and which, together with a copy of the Merger Agreement, is incorporated herein in Item 6 below.

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

Results of Operations

We have generated no revenues since inception.  We had net losses of ($9,815) and ($10,591) for the three months ended September 30, 2017, and 2016, respectively.  We had net losses of ($36,389) and ($32,127) for the nine months ended September 30, 2017, and 2016, respectively.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We had $61 cash as of September 30, 2017.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and acting chief financial officer, has concluded there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Michael Vardakis, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Melissa Ladakis, Secretary, Treasurer, Acting Chief Financial Officer and Director
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Michael Vardakis, President and Melissa Ladakis, Secretary, Treasurer, Acting Chief Financial Officer.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

8-K Current Report dated November 7, 2017, and filed with the SEC on November 9, 2017.*

*

Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	November 14, 2017	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	November 14, 2017	By:	/s/Melissa Ladakis
Melissa Ladakis, Secretary, Treasurer and Acting Chief Financial Officer