Form 10-K
period 2017-12-31
Gulf & Orient Steamship Company, Ltd.
filed 2018-04-17
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2017

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

Outstanding Shares

As of April 16, 2018, the Registrant had 1,719,093 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTES

Except as otherwise indicated by context, references to the “Company,” “we,” “our,” “us” and words of similar import refer to “Gulf & Orient Steamship Company, Ltd.,” a Colorado corporation, which is the Registrant, and its wholly-owned subsidiary, Gulf Acquisition, Inc., a Nevada corporation (“Gulf Acquisition”), which was formed as an acquisition subsidiary.

CAUTIONARY STATEMENTS

We have a limited public float of approximately 189,642 shares of our outstanding common stock, and there has been no established trading market in our common stock for many years. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

FORWARD-LOOKING STATEMENTS

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

On November 7, 2017, we, along with our newly formed wholly-owned subsidiary, Gulf Acquisition, and our President, entered into an Agreement and Plan or Merger (the “Merger Agreement”) with US 3D Printing, Inc., a Utah corporation (“US 3D”), and certain of its principals and majority shareholders.  Additional information about the Merger Agreement is contained in the Company’s 8-K Current Report dated November 7, 2017, and filed with the SEC on November 9, 2017, and which, together with a copy of the Merger Agreement, is incorporated therein.

Pursuant to the terms of the Merger Agreement the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”), and could terminate the Merger Agreement if the conditions precedent to the Closing had not been satisfied on or before such date.  Further, the Company could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date; and similarly, US 3D could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date. The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore the Merger Agreement has been terminated.

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

We have a limited public float of approximately 189,642 shares of our outstanding common stock, and there has been no established trading market in our common stock for many years. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2017 and 2016.  These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2017 through March 31, 2017	$1.25	$1.25
April 1, 2017 through June 30, 2017	$1.25	$1.25
July 1, 2017 through September 30, 2017	$1.25	$1.25
October 1, 2017 through December 31, 2017	$1.25	$1.25
January 1, 2016 through March 31, 2016	$1.25	$1.25
April 1, 2016 through June 30, 2016	$1.25	$1.25
July 1, 2016 through September 30, 2016	$1.25	$1.25
October 1, 2016 through December 31, 2016	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2017, from the sale of registered securities.

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

Liquidity and Capital Resources

We had $32 in cash as of December 31, 2017.  See our Plan of Operation above for information about our reliance on our President, Michael Vardakis, for present funding requirements.

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

We had no material operations during the year ended December 31, 2017, and we have no material operations as of the date of this Annual Report.  General and administrative expenses were $22,119 for the December 31, 2017, year end, compared to $20,663 for the December 31, 2016, year end.  We had interest expense of $23,955 for the year ended December 31, 2017, compared to $20,575 for the previous year.  We had a net loss of $46,074 for the year ended December 31, 2017, compared to a net loss of $41,238 for the year ended December 31, 2016.  Most all of these expenses were legal and accounting fees related to the preparation and filing of reports with the SEC under the Exchange Act.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2017.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, and 2016

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONTENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

15

CONSOLIDATED BALANCE SHEETS

16

CONSOLIDATED STATEMENTS OF OPERATIONS

17

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

18

CONSOLIDATED STATEMENTS OF CASH FLOWS

19

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20

To The Board of Directors and Stockholders of

Gulf & Orient Steamship Company, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf & Orient Steamship Company Ltd. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the consolidated financial statements, the Company has not generated revenues sufficient to cover operating expenses and has negative working capital.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015

Farmington, Utah

April 16, 2018

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$32	$-

TOTAL CURRENT ASSETS	32	-

TOTAL ASSETS	$32	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$55
Accounts payable	144,590	133,015
Notes, advances, and interest payable - related parties (Note 4)	285,381	250,795

TOTAL CURRENT LIABILITIES	429,971	383,865

TOTAL LIABILITIES	429,971	383,865

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained deficit	(441,720)	(395,646)

TOTAL STOCKHOLDERS’ DEFICIT	(429,939)	(383,865)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Year Ended
	December 31,
	2017	2016

Income	$-	$-

Operating Expenses
General and administrative expenses	22,119	20,663
Total Operating Expenses	22,119	20,663

Other Income and Expenses
Interest expense - related parties	23,955	20,575
Total Other Income and Expenses	23,955	20,575

LOSS BEFORE TAXES	(46,074)	(41,238)

Provision for Income Taxes	-	-

NET LOSS	$(46,074)	$(41,238)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Retained
	Shares	Amount	Shares	Amount	Deficit	Total
Balances at December 31, 2015	-	$-	1,719,093	$11,781	$(354,408)	$(342,627)
Net loss for the year	-	-	-	-	(41,238)	(41,238)
Balances at December 31, 2016	-	$-	1,719,093	$11,781	$(395,646)	$(383,865)
Net loss for the year	-	-	-	-	(46,074)	(46,074)
Balances at December 31, 2017	-	$-	1,719,093	$11,781	$(441,720)	$(429,939)

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Year Ended
	December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(46,074)	$(41,238)
Changes in operating liabilities:
Increase (decrease) in accounts payable	11,575	7,122
Increase in accrued interest on notes payable - related parties	23,955	20,575

NET CASH USED IN OPERATING ACTIVITIES	(10,544)	(13,541)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Increase (decrease) in checks drawn in excess of bank balance	(55)	55
Proceeds from notes payable - related parties	10,631	13,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,576	13,255

NET INCREASE (DECREASE) IN CASH	32	(286)

CASH AT BEGINNING OF PERIOD	-	286

CASH AT END OF PERIOD	$32	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996. The Company originally intended to engage in the business of marine transportation. These plans did not materialize, and the Company is currently considering alternative business opportunities.

On November 1, 2017, we incorporated Gulf Acquisition, Inc., a Utah corporation for the sole purpose of completing an Agreement and Plan of Merger.  This wholly-owned subsidiary had no activities in 2017.

Pursuant to the terms of the Merger Agreement, the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”).  The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore the Merger Agreement has been terminated.

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

NOTE 2:

INCOME TAXES

At December 31, 2017, the Company had a net operating loss carryover of approximately $442,000 which expires from 2017 to 2036.

However, due to the fact that the Company has had a change in control, the loss will most likely never be utilized.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

At December 31, 2017, the Company had a deferred tax asset relating to the net operating losses, which includes accrued related interest of $110,000 at newly enacted Federal rates of 21% in the amount of $92,800. The amount has been reserved 100% due to the Company’s history of losses.

The  increase (decrease) in the valuation allowance was ($41,700) and $16,083 for the periods ended December 31, 2017 and 2016, respectively.

Components of income tax are as follows:

Year Ended December 31,
	2017	2016
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016
Income tax computed at
Federal statutory tax rate of 34%	$(15,665)	$(14,020)
State taxes (net of federal benefit)	(2,304)	(2,063)
Effect of rate changes on deferred tax assets and valuation allowance	59,669	-
Change in valuation allowance	(41,700)	16,083
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its limited activities. Tax years 2015 through 2017 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Agreement and Plan of Merger

On November 7, 2017, we, along with our newly formed wholly-owned subsidiary, Gulf Acquisition, and our President, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with US 3D Printing, Inc., a Utah corporation (“US 3D”), and certain of its principals and majority shareholders.  Additional information about the Merger Agreement is contained in the Company’s 8-K Current Report dated November 7, 2017, and filed with the SEC on November 9, 2017, and which, together with a copy of the Merger Agreement, is incorporated therein.

Pursuant to the terms of the Merger Agreement the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”), and could terminate the Merger Agreement if the conditions precedent to the Closing had not been satisfied on or before such date.  Further, the Company could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date; and similarly, US 3D could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date. The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore the Merger Agreement has been terminated.

Management of the Company has conducted a diligent search and concluded that there were no other commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At December 31, 2017, the Company owed $285,381 and as of December 31, 2016, the Company owed $250,795 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $153,512 bears annual interest at 9%, $2,800 bears annual interest at 10% and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $10,631 and $13,200 during the years ended December 31, 2017, and 2016, respectively, and did not make any repayments during those periods. The Company accrued $23,955 and $20,575 in interest during the years ended December 31, 2017, and 2016, respectively. The notes are all due on demand. Total principal and accrued interest at December 31, 2017, was $175,198 and $110,183, respectively, resulting in the total payable balance of $285,381.

During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2017.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2017.

NOTE 5: GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2017, the Company had a retained deficit of $441,720 and a working capital deficit of $429,939 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2017, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of December 31, 2017, our internal controls over financial reporting were effective.

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

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Michael Vardakis	President &	03/03	*
	Director	03/03	*
Melissa Ladakis	Secretary	06/96	*
	Treasurer	06/96	*
	Acting CFO	06/96	*

*

These persons presently serve in the capacities indicated.

Background and Business Experience

Michael Vardakis, age 53, has served as our President and director since March 6, 2003.  Mr. Vardakis has served as a director for Han Logistics, Inc. from January 1, 2005 to March 3, 2015 and the Chief Executive Officer from April 2012 to February 12, 2015, as Secretary and a director and Treasurer of Asyst Corporation from 2001 to 2004 and as President and Treasurer and a director of Syntony Group, Inc., from March 20, 2003 to April 12, 2004.  Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. (“AAA Jewelry & Loan”), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis’ father-in- law.  Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. (“Michael Angelo Jewelers”), of Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother.  He was a manager and a 50% owner of M.N.V. Holdings, LLC, of Salt Lake City, Utah, a real estate holding company, from July 1997 until April 2002; and since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, of Salt Lake City, Utah, a closely- held investment company co-owned together with his brother, Angelo Vardakis, among others.  Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. (“TMV Holdings”), of Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi.  He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively.  He attended the University of Utah, in Salt Lake City, Utah, from 1983 through 1984.

Melissa Ladakis, age 48, has served as our Secretary/Treasurer and director since June 28, 1996.  Ms. Ladakis has served from 2002 until present as President of The Paper Lady, Inc.  She graduated from the University of Utah in 1998 with a Bachelor of Science in Political Science.

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2017, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Michael Vardakis President and Director	12/31/2017 12/31/2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Melissa Ladakis Sec./Treas. and Acting CFO	12/31/2017 12/31/2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2017:

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

At December 31, 2017, the Company owed $285,381, and as of December 31, 2016, the Company owed $250,795 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $153,512 bears annual interest at 9%, $2,800 bears annual interest at 10% and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $10,631 and $13,200 during the years ended December 31, 2017, and 2016, respectively, and did not make any repayments during those periods. The Company accrued $23,955 and $20,575 in interest during the years ended December 31, 2017, and 2016, respectively. The notes are all due on demand. Total principal and accrued interest at December 31, 2017, was $175,198 and $110,183, respectively, resulting in the total payable balance of $285,381.

During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at December 31, 2017.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at December 31, 2017.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017, and 2016:

Fee Category	2017	2016
Audit Fees	$8,500	$8,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$8,500	$8,500

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See our audited consolidated financial statements for the year ended December 31, 2017, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101 SCH

XBRL Taxonomy Extension Schema Document

* Filed with the SEC on March 31, 2014, as Exhibits to our 10-K Annual Report for the year ended December 31, 2013.

**  8-K Current Report dated November 7, 2017, and filed with the SEC on November 9, 2017.

                Agreement and Plan of Merger

**  Incorporated by reference.

ITEM 16:  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 16, 2018	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

Date:	April 16, 2018	By:	/s/Michael Vardakis
Michael Vardakis
President and Director

Date:	April 16, 2018	By:	/s/Melissa Ladakis
Melissa Ladakis
Secretary, Treasurer and Acting Chief Financial Officer