Form 10-Q
period 2018-03-31
Gulf & Orient Steamship Company, Ltd.
filed 2018-05-21
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 21, 2018 – 1,719,093 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed Financial Statements should be read in conjunction with the December 31, 2017, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2018, and 2017

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$32

TOTAL CURRENT ASSETS	-	32

TOTAL ASSETS	$-	$32

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$8	$-
Accounts payable	144,640	144,590
Notes, advances, and interest payable - related parties	291,803	285,381

TOTAL CURRENT LIABILITIES	436,451	429,971

TOTAL LIABILITIES	436,451	429,971

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained deficit	(448,232)	(441,720)

TOTAL STOCKHOLDERS’ DEFICIT	(436,451)	(429,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$32

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2018	2017

Income	$-	$-

Operating Expenses
General and administrative expenses	90	3,702
Total Operating Expenses	90	3,702

Other Income and Expenses
Interest expense - related parties	6,422	5,613
Total Other Income and Expenses	6,422	5,613

LOSS BEFORE TAXES	(6,512)	(9,315)

Provision for Income Taxes	-	-

NET LOSS	$(6,512)	$(9,315)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	1,719,093	1,719,093

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(6,512)	$(9,315)
Changes in operating liabilities:
Increase (decrease) in accounts payable	50	(5,930)
Increase in accrued interest on notes payable - related parties	6,422	5,613

NET CASH USED IN OPERATING ACTIVITIES	(40)	(9,632)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	8	5,992
Proceeds from notes payable - related parties	-	3,640

NET CASH PROVIDED BY FINANCING ACTIVITIES	8	9,632

NET INCREASE (DECREASE) IN CASH	(32)	-

CASH AT BEGINNING OF PERIOD	32	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996. The Company originally intended to engage in the business of marine transportation. These plans did not materialize, and the Company is currently considering alternative business opportunities.

On November 1, 2017, the Company incorporated Gulf Acquisition, Inc., a Utah corporation for the sole purpose of completing an Agreement and Plan of Merger.  This wholly-owned subsidiary has had no activities since it was incorporated.

Pursuant to the terms of the Merger Agreement, the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”).  The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore, the Merger Agreement has been terminated.

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

NOTE 2:

INCOME TAXES

At March 31, 2018, the Company had a net operating loss carryover of approximately $448,000 which expires from 2018 to 2037.

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

At March 31, 2018, the Company had a deferred tax asset relating to the net operating losses, which includes accrued related interest of $116,000 at newly enacted Federal rates of 21% in the amount of $94,000. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $1,692 and $3,633 for the periods ended March 31, 2018 and 2017, respectively.

Components of income tax are as follows:

Three Months Ended March 31,
	2018	2017
Current
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Three Months Ended March 31,
	2018	2017
Income tax computed at
Federal statutory tax rate (21 % for 2018 and 34% for 2017)	$(1,367)	$(3,167)
State taxes (net of federal benefit)	(325)	(466)
Effect of rate changes on deferred tax assets and valuation allowance	-	-
Change in valuation allowance	1,692	3,633
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its limited activities. Tax years 2016 through 2018 are open to examination by the tax authorities.

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

Pursuant to the terms of the Merger Agreement the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”), and could terminate the Merger Agreement if the conditions precedent to the Closing had not been satisfied on or before such date.  Further, the Company could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date; and similarly, US 3D could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date. The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore, the Merger Agreement has been terminated.

Management of the Company has conducted a diligent search and concluded that there were no other commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At March 31, 2018, the Company owed $291,803 and as of December 31, 2017, the Company owed $285,381 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing, $2,600 bears annual interest at 24%, $9,286 bears interest at 6%, $3,500 bears annual interest at 7%, $153,512 bears annual interest at 9%, $2,800 bears annual interest at 10% and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $0 and $3,640 during the periods ended March 31, 2018 and 2017, respectively, and did not make any repayments during those periods. The Company accrued $6,422 and $5,613 in interest during the periods ended March 31, 2018 and 2017, respectively. The notes are all due on demand. Total principal and accrued interest at March 31, 2018, was $175,198 and $116,605, respectively, resulting in the total payable balance of $291,803.

During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005 and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at March 31, 2018.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at March 31, 2018.

NOTE 5: GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2018, the Company had a retained deficit of $448,232 and a working capital deficit of $436,451 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2018, through the date whereupon the consolidated financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

We have generated no revenues since inception.  We had net losses of ($6,512) and ($9,315) for the three months ended March 31, 2018, and 2017, respectively.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We had $0 cash as of March 31, 2018.

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

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Gulf & Orient Steamship Company, Ltd.

Date:	May 21, 2018	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	May 21, 2018	By:	/s/Melissa Ladakis
Melissa Ladakis, Secretary, Treasurer and Acting Chief Financial Officer