Form 10-Q
period 2018-06-30
Gulf & Orient Steamship Company, Ltd.
filed 2018-08-14
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 13, 2018 – 1,719,093 shares of common stock.

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

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

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended June 30, 2018, and 2017

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$499,976	$32

TOTAL CURRENT ASSETS	499,976	32

TOTAL ASSETS	$499,976	$32

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$138,250	$144,590
Notes payable	501,806	-
Notes payable - related parties	314,628	285,381

TOTAL CURRENT LIABILITIES	954,684	429,971

TOTAL LIABILITIES	954,684	429,971

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	11,781	11,781
Retained deficit	(466,489)	(441,720)

TOTAL STOCKHOLDERS’ DEFICIT	(454,708)	(429,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$499,976	$32

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	9,627	11,339	9,715	15,040
Total Operating Expenses	9,627	11,339	9,715	15,040

Other Income and Expenses
Interest expense	1,806	-	1,806	-
Interest expense – related parties	6,825	5,922	13,248	11,535
Total Other Income and Expenses	8,631	5,922	15,054	11,535

LOSS BEFORE TAXES	(18,258)	(17,261)	(24,769)	(26,575)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(18,258)	$(17,261)	$(24,769)	$(26,575)

LOSS PER COMMON SHARE:

Basic and diluted net (loss) per weighted average common share outstanding	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(24,769)	$(26,575)
Changes in operating liabilities:
Increase (decrease) in accounts payable	(6,340)	4,941
Increase in accrued interest on notes payable	1,806	-
Increase in accrued interest on notes payable – related parties	13,247	11,535

NET CASH USED IN OPERATING ACTIVITIES	(16,056)	(10,099)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	-	(55)
Proceeds from notes payable	500,000	-
Proceeds from notes payable - related parties	16,000	10,240

NET CASH PROVIDED BY FINANCING ACTIVITIES	516,000	10,185

NET INCREASE (DECREASE) IN CASH	499,944	86

CASH AT BEGINNING OF PERIOD	32	-

CASH AT END OF PERIOD	$499,976	$86

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Gulf Acquisition, Inc.  All inter-company accounts and transactions have been eliminated during consolidation.

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996. The Company originally intended to engage in the business of marine transportation. These plans did not materialize, and the Company is currently considering alternative business opportunities.

On November 1, 2017, the Company incorporated Gulf Acquisition, Inc., a Utah corporation (“Gulf Acquisition”), for the sole purpose of completing an Agreement and Plan of Merger (the “Merger Agreement).  This wholly-owned subsidiary has had no activities since it was incorporated.

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

NOTE 2:

INCOME TAXES

At June 30, 2018, the Company had a net operating loss carryover of approximately $476,000, which expires from 2018 to 2037.

However, due to the fact that the Company has had a prior change in control, the loss will most likely never be utilized.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities, as well as re-assessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings, and therefore, we do not anticipate the impact of a transition tax. We have re-measured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

At June 30, 2018, the Company had a deferred tax asset relating to the net operating losses, which includes accrued related interest of $125,000 at newly enacted Federal rates of 21% in the amount of $100,000. The amount has been reserved 100% due to the Company’s history of losses.

The increase in the valuation allowance was $6,440 and $10,364 for the periods ended June 30, 2018, and 2017, respectively.

Components of income tax are as follows:

Six Months Ended June 30,
	2018	2017
Current
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Six Months Ended June 30,
	2018	2017
Income tax computed at
Federal statutory tax rate (21% for 2018 and 34% for 2017)	$(5,202)	$(9,035)
State taxes (net of federal benefit)	(1,238)	1,329
Change in valuation allowance	6,440	10,364
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at June 30, 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its limited activities. Tax years 2016 through 2018 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Agreement and Plan of Merger

On November 7, 2017, we, along with our newly formed wholly-owned subsidiary, Gulf Acquisition, and our President, entered into a Merger Agreement with US 3D Printing, Inc., a Utah corporation (“US 3D”), and certain of its principals and majority shareholders.  Additional information about the Merger Agreement is contained in the Company’s 8-K Current Report dated November 7, 2017, and filed with the Securities and Exchange Commission on November 9, 2017, and which, together with a copy of the Merger Agreement, is incorporated herein and available by Hyperlink in Part II, Item 6 hereof.

Pursuant to the terms of the Merger Agreement, the parties had until December 15, 2017, to complete the Merger Agreement, which date was the Termination Date, and could terminate the Merger Agreement if the conditions precedent to the Closing had not been satisfied on or before such date.  Further, the Company could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date; and similarly, US 3D could terminate the Merger Agreement if the conditions provided in Article 5 thereof had not been satisfied by the Termination Date. The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore, the Merger Agreement has been terminated by the parties.

Management of the Company have conducted a diligent search and concluded that there were no other commitments, contingencies or legal matters pending at the balance sheet dates that have not been disclosed.

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At June 30, 2018, the Company owed $314,628, and as of December 31, 2017, the Company owed $285,381, to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 is non-interest bearing; $2,600 bears annual interest at 24%; $9,286 bears interest at 6%; $3,500 bears annual interest at 7%; $169,512 bears annual interest at 9%; $2,800 bears annual interest at 10%; and $1,000 bears annual interest at 18%. The Company received proceeds from these related parties of $16,000 and $10,240 during the periods ended June 30, 2018, and 2017, respectively, and did not make any repayments during those periods. The Company accrued $6,825 and $5,922 in interest expense during the three month periods ended June 30, 2018, and 2017, respectively. The Company accrued $13,247 and $11,535 during the six month periods ended June 30, 2018, and 2017, respectively. The notes are all due on demand. Total principal and accrued interest at June 30, 2018, was $191,198 and $123,430, respectively, resulting in the total note payable balance to related parties of $314,628.

During 2014, the Company and the President agreed to accrue $3,000 of interest on previous non-interest bearing obligations of about $29,235 and began charging 9% interest on such obligations, effective January 1, 2015.

During the year ended December 31, 2007, the Company converted two notes into its common stock. One note for $5,000 was due on October 13, 2005, and accrued a total interest of $2,500 on that date. This note was converted to common stock at $.07 per share for 71,429 shares. The $2,500 interest on the note is still outstanding and is included in the note payable balance at June 30, 2018.

A second note for $2,500 was converted to common stock during the year ended December 31, 2007, at $.07 per share for 35,714 shares. Accrued interest on the note was not converted and is included in the note payable balance at June 30, 2018.

NOTE 5: NOTES PAYABLE – UNRELATED PARTIES

On June 5, 2018, the Company entered into promissory note with an unrelated party.  The principal received was $500,000.  Interest accrues on a 360-day year simple interest basis at 5.0% per annum.  If a default occurs, the default interest rate is 10.0% per annum.  Principal and accrued interest are to be paid on or before the one year anniversary of the note.  In addition, the two majority shareholders of the Company pledged their shares totaling 89% of the issued and outstanding common shares of the Company as collateral for the promissory note.  The Company accrued $1,806 and $0 in interest expense during the three month periods ended June 30, 2018, and 2017, respectively.  The Company accrued $1,806 and $0 during the six month periods ended June 30, 2018, and 2017, respectively.

NOTE 6: GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2018, the Company had a retained deficit of $466,489 and a working capital deficit of $454,708, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2018, through the date whereupon the consolidated financial statements were issued and has determined that there are no additional items to disclose, except the following:

Effective July 31, 2018, the Company entered into Debt Cancellation Agreements with nine of its creditors pursuant to which it settled approximately $405,139 in debts for the payment of $256,150 from the $500,000 which it borrowed in June, 2018.  This included the settlement of $164,598 in principal and approximately $80,477 in accrued interest, which was settled with the Company’s President, Michael Vardakis, for the payment of $187,000.  The Company has also reached tentative agreements with three additional creditors pursuant to which the Company believes it should be able to settle approximately $37,266 in additional debts for $10,400 when the related Debt Cancellation Agreements are signed and received.

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

Results of Operations

We have generated no revenues since inception.  We had net losses of ($18,258) and ($17,261) for the three months ended June 30, 2018, and 2017, respectively.  We had net losses of ($24,769) and ($26,575) for the six months ended June 30, 2018, and 2017, respectively.  Primarily all of these losses are the result of legal and accounting expenses.

Liquidity

We had $499,976 cash as of June 30, 2018.

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

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Our 10-K Annual Report for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on April 17, 2018, and which is available by Hyperlink in Part II, Item 6 of this Quarterly Report, erroneously referenced in Melissa Ladakis’ “Background and Business Experience” in Part III, Item 10, and in the heading “Compensation of Directors” in Part III, Item 11, that Ms. Ladakis served as a director of the Company, whereas she only serves as the Company’s Secretary/Treasurer and the Acting Chief Financial Officer, as indicated in the heading “Identification of Directors and Executive Officers” in Part III, Item 10 thereof.  Ms. Ladakis have never been a director of the Company

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

8-K Current Report dated November 7, 2017, and filed with the Securities and Exchange Commission on November 9, 2017.*

10-K Annual Report for the year ended December 31, 2017, and filed with the Securities and Exchange Commission on April 17, 2018.

*

Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	August 13, 2018	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	August 13, 2018	By:	/s/Melissa Ladakis
Melissa Ladakis, Secretary, Treasurer and Acting Chief Financial Officer