Form 10-Q
period 2018-09-30
Gulf & Orient Steamship Company, Ltd.
filed 2018-11-15
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes [X]   No [  ].  The Company does not have a corporate Web site.

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 14, 2018 – 1,719,093 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed Financial Statements should be read in conjunction with the December 31, 2017, Financial Statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018.

GULF & ORIENT

STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2018, and 2017

GULF & ORIENT STEAMSHIP COMPANY, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$211,223	$32

TOTAL CURRENT ASSETS	211,223	32

TOTAL ASSETS	$211,223	$32

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,748	$144,590
Notes payable	508,078	-
Notes payable - related parties	-	285,381

TOTAL CURRENT LIABILITIES	515,826	429,971

TOTAL LIABILITIES	515,826	429,971

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock no par value, non-voting, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock no par value, 50,000,000 shares authorized; 1,719,093 shares issued and outstanding	110,428	11,781
Retained deficit	(415,031)	(441,720)

TOTAL STOCKHOLDERS’ DEFICIT	(304,603)	(429,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$211,223	$32

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	26,761	3,666	36,477	18,706
Total Operating Expenses	26,761	3,666	36,477	18,706

Other Income and Expenses
Interest expense	6,273	-	8,078	-
Interest expense - related party	118	6,149	13,366	17,684
Forgiveness of debt	(84,610)	-	(84,610)	-
Total Other Income and Expenses	(78,219)	6,149	(63,166)	17,684

INCOME (LOSS) BEFORE TAXES	51,458	(9,815)	26,689	(36,390)

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$51,458	$(9,815)	$26,689	$(36,390)

INCOME (LOSS) PER COMMON SHARE:

Basic and diluted net income (loss) per weighted average common share outstanding	$0.03	$(0.01)	$0.02	$(0.02)

Weighted average number of common shares outstanding	1,719,093	1,719,093	1,719,093	1,719,093

See Notes to Unaudited Consolidated Financial Statements.

GULF & ORIENT STEAMSHIP COMPANY, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$26,689	$(36,390)
Debt forgiveness	(84,610)	-
Changes in operating liabilities:
Increase (decrease) in accounts payable	(52,232)	8,191
Increase in accrued interest on notes payable	8,078	-
Increase in accrued interest on notes payable - related parties	13,366	17,684
NET CASH USED IN OPERATING ACTIVITIES	(88,709)	(10,515)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Increase in checks drawn in excess of bank balance	-	(55)
Proceeds from notes payable	500,000	-
Proceeds from notes payable - related parties	16,000	10,631
Repayment of notes payable - related parties	(191,198)	-
Repayment of interest on notes payable- related parties	(24,902)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	299,900	10,576

NET INCREASE (DECREASE) IN CASH	211,191	61

CASH AT BEGINNING OF PERIOD	32	-

CASH AT END OF PERIOD	$211,223	$61

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$24,902	$-
Income taxes	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:

Forgiveness of related party debt	$98,647	$-

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

NOTE 2:

INCOME TAXES

At September 30, 2018, the Company had a net operating loss carryover of approximately $325,000, which expires from 2018 to 2037.

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

At September 30, 2018, the Company had a deferred tax asset relating to the net operating losses, which includes accrued interest of $8,078 at newly enacted Federal rates of 21% in the amount of $89,810. The amount has been reserved 100% due to the Company’s history of losses.

The change in the valuation allowance was $(6,939) and $14,192 for the periods ended September 30, 2018 and 2017, respectively.

Components of income tax are as follows:

Nine Months Ended September 30,
	2018	2017
Current
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Nine Months Ended September 30,
	2018	2017
Income tax computed at
Federal statutory tax rate (21% for 2018 and 34% for 2017)	$5,605	$(12,373)
State taxes (net of federal benefit)	1,334	(1,819)
Change in valuation allowance	(6,939)	14,192
	$-	$-

The Company complies with the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its limited activities. Tax years 2016 through 2018 are open to examination by the tax authorities.

NOTE 3: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Agreement and Plan of Merger

On November 7, 2017, we, along with our newly formed wholly-owned subsidiary, Gulf Acquisition, Inc., and our President, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with US 3D Printing, Inc., a Utah corporation (“US 3D”), and certain of its principals and majority shareholders.  Additional information about the Merger Agreement is contained in the Company’s 8-K Current Report dated November 7, 2017, and filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2017, and which, together with a copy of the Merger Agreement, is incorporated therein.  See Part II, Item 6, below.

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

NOTE 4: NOTES PAYABLE - RELATED PARTIES

At September 30, 2018, the Company owed $0 and as of December 31, 2017, the Company owed $285,381 to related parties for money advanced to the Company or expenses paid on behalf of the Company; $2,500 was non-interest bearing, $2,600 bore annual interest at 24%, $9,286 bore interest at 6%, $3,500 bore annual interest at 7%, $169,512 bore annual interest at 9%, $2,800 bore annual interest at 10% and $1,000 bore annual interest at 18%. The Company received proceeds from these related parties of $16,000 and $10,631 during the periods ended September 30, 2018, and 2017, respectively. The Company accrued $118 and $6,149 in interest expense during the three month periods ended September 30, 2018, and 2017, respectively. The Company accrued $13,366 and $17,684 during the nine month periods ended September 30, 2018, and 2017, respectively. The notes were all due on demand.

Effective July 31, 2018, the Company entered into Debt Cancellation Agreements with seven of its related party noteholders pursuant to which it settled approximately $314,747 in debts for the payment of $216,100 from the $500,000 which it borrowed in June, 2018.  This included the settlement of $167,198 in principal and approximately $90,279 in accrued interest, which was settled with the Company’s President, Michael Vardakis, for the payment of $187,000. Total interest forgiven by all noteholders was $98,647.

NOTE 5: NOTES PAYABLE – UNRELATED PARTIES

On June 5, 2018, the Company entered into promissory note with an unrelated party. The principal received was $500,000. Interest accrues on a 360-day year simple interest basis at 5.0% per annum. If a default occurs the default interest rate is 10.0% per annum. Principal and accrued interest are to be paid on or before the one year anniversary of the note. In addition, the two majority shareholders of the Company pledged their shares totaling 89% of the issued and outstanding common shares of the Company as collateral for the promissory note. The Company accrued $6,273 and $0 in interest expense during the three month periods ended September 30, 2018, and 2017, respectively. The Company accrued $8,078 and $0 during the nine month periods ended September 30, 2018, and 2017, respectively.

NOTE 6: DEBT FORGIVENESS

Effective July 31, 2018, the Company entered into Debt Cancellation Agreements with six of its vendors pursuant to which it settled approximately $135,060 in debts for the payment of $50,450 from the $500,000 which it borrowed in June, 2018.

The Company during the period ended September 30, 2018, recognized a reduction in accounts payable from vendors of $52,232 and debt forgiveness from certain nonrelated parties of $84,610.

NOTE 7: GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2018, the Company had a retained deficit of $415,031, and a working capital deficit of $304,603 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management is actively pursuing possible business opportunities. The Company will look to related parties to fund continuing operations until a suitable business opportunity is identified.

NOTE 8: SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2018, through the date whereupon the consolidated financial statements were issued and has determined that there are no additional items to disclose.

On October 10, 2018 (effective September 30, 2018), one of the related party noteholders who was owed $2,500 and who had previously converted a non-interest bearing $5,000 promissory note dated April 13, 2005, to purchase 71,429 shares of the Company’s common stock on September 29, 2005 (See Note 4), entered into a new Debt Cancellation Agreement whereby the payment of $2,500 received for accrued interest in July, 2018, was returned to the Company in exchange for $10. As part of the delivery of the new Debt Cancellation Agreement, the CEO of the Company introduced this noteholder to a related party who purchased the 71,429 shares of the Company’s common stock owned by this noteholder.  The purchaser of these shares was an LLC formed by the adult son of the Company’s CEO.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our SEC and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Michael Vardakis, our current President.  There are no written agreements requiring Mr. Vardakis to provide these cash resources; and to the extent funds are provided, such funds will bear interest and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

We have generated no revenues since inception.  We had a net income of $51,458 and a net loss of ($9,815) for the three months ended September 30, 2018, and 2017, respectively.  We had a net income of $26,689 and a net loss of ($36,390) for the nine months ended September 30, 2018, and 2017, respectively.  The net income was the result of forgiveness of debt in the amount of $84,610.  Primarily all of the losses are the result of legal and accounting expenses.

Liquidity

We had $211,223 cash as of September 30, 2018.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our SEC and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.

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

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Our 10-K Annual Report for the year ended December 31, 2018, which was filed with the SEC on April 17, 2018, and which is available by Hyperlink in Part II, Item 6 of this Quarterly Report, erroneously referenced in Melissa Ladakis’

“Background and Business Experience” in Part III, Item 10, and in the heading “Compensation of Directors” in Part III, Item 11, that Ms. Ladakis served as a director of the Company, whereas she only serves as the Company’s Secretary/Treasurer and the Acting Chief Financial Officer, as indicated in the heading “Identification of Directors and Executive Officers” in Part III, Item 10 thereof.  Ms. Ladakis have never been a director of the Company

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

8-K Current Report dated November 7, 2017, and filed with the SEC on November 9, 2017.*

10-K Annual Report for the year ended December 31, 2017, and filed with the SEC on April 17, 2018.

*

Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gulf & Orient Steamship Company, Ltd.

Date:	November 14, 2018	By:	/s/Michael Vardakis
Michael Vardakis, President and Director

Date:	November 14, 2018	By:	/s/Melissa Ladakis
Melissa Ladakis, Secretary, Treasurer and Acting Chief Financial Officer