Form 10-K
period 2018-12-31
High Sierra Technologies, Inc.
filed 2019-04-16
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2018

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from to

Commission File Number:  000-52036

HIGH SIERRA TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its Charter)

Colorado	84-1344320
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2560 Greensboro Drive

Reno, NV 89509

(Address of Principal Executive Offices)

(775) 224-4700

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock held by non-affiliates at such date (June 30, 2018)  was $1,896, based on 189,642 shares then held by non-affiliates.  Because there has been no “established trading market” for the Registrant’s common stock during the past five years or on such date, the Registrant has arbitrarily valued these shares at $0.01 per share.

Outstanding Shares

As of April 15, 2019, the Registrant had 20,189,642 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTES

Except as otherwise indicated by context, references to the “Company,” “we,” “our,” “us,” “Gulf & Orient” and words of similar import refer to “High Sierra Technologies, Inc.,” a Colorado corporation (formerly known as Gulf & Orient Steamship Company, Ltd.), which is the Registrant, and its wholly-owned subsidiaries, High Sierra Technologies, Inc., a Nevada corporation, and Gulf Acquisition, Inc., a Nevada corporation (“Gulf Acquisition”), which was formed as an acquisition subsidiary.

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

Our proposed business operations were unsuccessful, and we have had no material business operations from March 7, 1997 through December 31, 2018.

Copies of our Articles of Incorporation and our By-Laws were attached to our 10-SB Registration Statement that was filed with the SEC on June 7, 2006, and were attached to our 10-K Annual Report for the period ended December 31, 2013.  See Part IV, Item 15.

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

On December 31, 2018 (the “Closing Date” or “Closing”), we entered into a Share Exchange Agreement (the “Agreement”) with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”) and all of the shareholders of High Sierra, pursuant to which we acquired 100% of the issued and outstanding shares of common stock of High Sierra (the “Share Exchange” or “Acquisition”).  The Acquisition of High Sierra was consummated on the same date, and High Sierra is now a wholly-owned subsidiary of the Company. The names of the shareholders of High Sierra are listed in the Agreement, a copy of which is attached to our Form 8-K Current Report filed with the SEC on January 2, 2019 as Exhibit 2.1. As consideration for the Share Exchange, we issued a total of 15,433,025 shares of our common stock to the High Sierra shareholders.

The Share Exchange has been treated as a recapitalization of the Company for financial accounting purposes. High Sierra is considered the acquirer for accounting purposes, and our historical financial statements before the Share Exchange will be replaced with the historical financial statements of High Sierra.

The issuance of shares of the Company’s common stock to holders of High Sierra’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

In connection with the Acquisition of High Sierra, we also issued 1,087,525 shares of its common stock to Michael Vardakis, the former President and a current director of the Company, for a cash payment of $21,750, 120,000 shares of its common stock to Melissa Ladakis, the former Secretary and director of the Company, for services rendered which were valued at $0.02 per share, 30,000 shares of its common stock to Lynette Kelch, for services rendered which were valued at $0.02 per share; and 1,800,000 shares of its common stock to Biored, N.V., a Belgian corporation (“Biored”). Biored loaned the Company $500,000 in early June 2018 at five percent (5.0%) interest per annum. Biored converted the principal amount of its loan ($500,000) and accrued interest of approximately $14,500 to the 1,800,000 shares of our common stock which it received, at a conversion price of approximately $0.2858 per share.

Similarly, the issuance of our shares of common stock to Biored, Mr. Vardakis, Ms. Ladakis and Ms. Kelch was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

Under the terms of the Agreement, as consideration for the Acquisition, the shareholders of High Sierra who collectively owned 15,433,025 shares of common stock of High Sierra, received one (1) share of our common stock for each one (1) share of High Sierra common stock exchanged in the transaction. As a result, the High Sierra shareholders, as a group, received 15,433,025 shares of our common stock in the exchange, which represent approximately 76.44% of the 20,189,642 issued and outstanding shares of our common stock immediately following the Acquisition.

Melissa Ladakis served as a director, Secretary and Treasurer of the Company beginning in June 1996.  Michael Vardakis began serving as a director and as President of the Company beginning in March 2003.

The Agreement provided that at the Closing the Company would cause its Board of Directors to elect Vincent C. Lombardi to the Company’s Board of Directors to serve together with Michael Vardakis, that the pre-Closing officers of the Company (Michael Vardakis and Melissa Ladakis) would resign, and that the Board of Directors would appoint Vincent C. Lombardi as Chief Executive Officer and President, and Gregg W. Koechlein as the Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Koechlein was also appointed as the Chief Operating Officer. This all occurred on the Closing Date.

On March 25, 2019 a Special Meeting of the Company’s Stockholders was held at which the stockholders voted to change the Company’s name to High Sierra Technologies, Inc., and to approve certain other changes in the Company’s Articles of Incorporation which are described in the Company’s Definitive Proxy Statement.  These changes became effective on April 1, 2019.  A copy of our Amended and Restated Articles of Incorporation is attached to this Annual Report as Exhibit 3.2.

On March 25, 2019 following the shareholder meeting, Michael Vardakis resigned as a director of the Company.  On March 26, 2019, Vincent C. Lombardi, as the only remaining director of the Company, appointed Gregg W. Koechlein as a director of the Company to fill the vacancy left by Mr. Vardakis’ resignation.

Description of Business

The Company’s business is now focused on the business of its wholly-owned subsidiary, High Sierra Technologies, Inc. (“High Sierra”).  High Sierra was incorporated in the State of Nevada in August of 2018.  It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D. (the “Intellectual Property”) who is an officer, director and co-founder of High Sierra.  High Sierra was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

The current Intellectual Property portfolio consists of all of the rights, title and interest that Dr. Lombardi had in certain two Provisional Patent Applications (collectively, the “Applications”).  Assignments of both of these applications, which assign their ownership to High Sierra, have been filed with the United States Patent & Trademark Office.

The Applications are based on the premise that cannabis (also known as marijuana) which is a preparation of the cannabis plant that encompasses at least three genera of flowering plant in the family of Cannabaceae including Cannabis sativa, Cannabis indica and Cannabis ruderalis has a distinct odor and flavor, primarily as a result of several volatile small molecules known as terpenes. These terpenes are also present in the genus of the flowering plant commonly known as hemp.  Although the odor and flavor that results from the presence of these terpenes is desirable to many users of cannabis and/or hemp, the strong and pungent odor, as well as the distinctive flavor, is undesirable by others especially due to the fact that the odor lingers after use of cannabis and/or hemp. Additionally, the characteristic odor makes it obvious that a given individual has recently used cannabis and/or hemp. Since a user of hemp is doing so for solely medicinal purposes, High Sierra believes this negative characteristic is of even greater importance to a user of a hemp-based product. Furthermore, the strong and pervasive odor, as well as the distinctive flavor, that results from the presence of these terpenes represents an obstacle for creating a flavored form of cannabis and/or hemp which High Sierra believes to be desirable.

The Intellectual Property

High Sierra now owns two provisional patent applications which it acquired from Dr. Lombardi.  The first Application describes a new and novel cannabis product that is produced by removing or significantly reducing the naturally occurring compliment of volatile organic molecules from cannabis, which primarily consist of terpenes, and are collectively known as the essential oils.  This new and novel cannabis product embodies any product produced from any of the of flowering plants of the genus Cannabis, using any convenient method for removing or significantly reducing the naturally occurring compliment of essential oils, and, which at the same time, generally preserves the naturally occurring compliment of cannabinoids in a product that retains the naturally occurring physical structure of cannabis plant material that is normally consumed by way of smoking (combustion and subsequent inhalation) and also leaves the modified harvested cannabis plant material undamaged and still in a condition that it can be smoked in the same manner as before it was modified by the process and/or processes described herein. As used herein, the term “cannabis” includes industrial hemp which is defined as the plant Cannabis sativa L. having a Δ9-tetrahydrocannabinol (THC) concentration of not more than 0.3 percent on a dry weight basis (“hemp”).

The second Application describes a new and novel cannabis product that is produced by further modifying a cannabis product based on the first Application containing cannabis plant material that has been previously modified by removing or significantly reducing the naturally occurring compliment of volatile organic molecules, which primarily consist of terpenes, and are collectively known as the essential oils, so as to create a low, or no, odor and reduced flavor form of cannabis product. The previously modified cannabis product is then subjected to additional modification, or modifications, consisting of the addition of volatile organic molecules, either naturally occurring or synthetically produced, including, but not limited to, essential oils, flavorings or terpenes and terpenoids so as to cause it to have new and unique odors and flavors.

By using the techniques and processes covered by the two Applications, High Sierra can create a low, or no, odor and reduced flavor form of cannabis, which can be used in that state or modified to have new and unique odors and flavors.

High Sierra’s Intellectual Property encompasses the dried cannabis plant material, or flower, that is intended to be smoked, as well as any dried cannabis plant material that is intended to be smoked and to which flavoring is added. It should be noted that this technology is also applicable to the use of hemp-based products that are to be smoked both in non-flavored and flavored forms.

High Sierra has engaged the law firm of Oliff PLC to prosecute its patent Applications.  In January 2019, the two provisional patent Applications were combined into one broad utility patent Application which was filed with the United States Patent and Trademark Office, the Canadian Intellectual Property Office and under the provisions of the Patent Cooperation Treaty (“PCT”) which will afford High Sierra additional temporary protection in an additional 152 other countries.

High Sierra’s current Intellectual Property Applications are specific to the dried cannabis plant material where the characteristic odor and flavor have been removed or significantly reduced as well as products that utilizes the first product. High Sierra believes that its intellectual property may be able to be expanded to include other opportunities in the cannabis and industrial hemp markets.  High Sierra is currently attempting to develop such products, independently, and through joint venture arrangements.  However, the Company can offer no assurance that High Sierra will be successful in this effort.

High Sierra believes that it is likely that its Provisional Patent Applications will be converted into full Utility Patents in due course in both the United States and Canada.  During the time allowed under the provisions of the PCT, High Sierra intends to determine in which foreign countries it will be appropriate to file additional utility patent applications.

Marketing Plans to License the Intellectual Property

High Sierra is now marketing the licensing of its technology in states in the U.S. where cannabis and/or hemp has been legalized both for medicinal and/or recreational use.  It also plans to use a similar marketing strategy in all provinces in Canada which has legalized both the medicinal and recreational uses of cannabis as of October 17, 2018.  Hemp has long been legal in Canada. High Sierra is targeting entities that are licensed to produce, process and/or manufacture cannabis and/or hemp related products.  High Sierra also believes that its technology will be of interest to tobacco companies in the United States, Canada and other places if those companies choose to enter the cannabis and/or hemp marketplaces as the legalization of cannabis and/or hemp progresses.

High Sierra considers every manufacturer of cannabis and/or hemp products a potential customer. Because each is registered with its respective State and are of public record, High Sierra has begun to identify each manufacturer for a direct marketing campaign. High Sierra plans to aggressively exploit what it believes to be niche areas of the cannabis and/or hemp markets that are not currently being addressed.

Presently, manufacturers of cannabis and/or hemp products are limited to selling low-odor cannabis and/or hemp for smoking, as an extract, and are limited to selling flavored product either as an extract for smoking or edibles. While it is possible to produce a flavored dried plant form without first removing the natural complement of terpenes, High Sierra believes that the strong natural smell and flavor makes it impractical to add additional flavoring other than additional terpenes.

Because low odor or no odor cannabis and/or hemp plant material products for smoking are novel and currently do not exist, it is High Sierra’s goal to create a market for such products by demonstrating their utility and desirability. Low-odor cannabis and/or hemp plant material allows one to smoke cannabis and/or hemp without its use being apparent due to the residual smell on the user. It also allows the user the convenience of smoking cannabis and/or hemp in the form of a rolled cigarette or a pipe. Because low-odor and flavored cannabis and/or hemp plant material can be conveniently made into cigarettes, it is High Sierra’s belief that as cannabis and/or hemp gain acceptance according to local and Federal laws, that the large tobacco companies will want to enter the cannabis and/or hemp market spaces and will rely on their present business model of selling cigarettes that are pre-packaged. These companies are all potential clients to license High Sierra’s technology.

As of the date of this Report, High Sierra has entered into negotiations for the licensing of its technologies with a number of companies in three Western States that have legalized both the medicinal and recreational uses of cannabis as well as having legalized the growing of hemp for medicinal uses. High Sierra has entered into Non-Disclosure Agreements and non-binding Letters of Intent with two of these companies and is in negotiations with other companies.   High Sierra has also entered into a Non-Disclosure Agreement and Letter of Intent with another company to patent and develop farm equipment specifically designed to increase the efficacy of the planting and production of both cannabis and hemp crops.

Possible Industrial Hemp Farming Business

The Company has been negotiating with a third party to obtain a five year lease on a 200 acre parcel of undeveloped land located in McDermitt, Nevada.  The Company is proposing to grow industrial hemp on the property if the lease is finalized.  The Company has also been in discussions with a third party to manage the farming project, and it is anticipated that a consulting agreement will be entered into with the third party if, and when, the lease is signed.

If the farming project is commenced, the Company believes that it would be beneficial to build a processing plant in McDermitt, Nevada to process the industrial hemp.  However, the Company would first need to successfully raise substantial equity funds before undertaking such a construction project.  The Company can offer no assurance that it will be able to successfully raise such funds.

General Information Concerning Cannabis and Hemp and Related Regulatory Laws

Currently, cannabis is consumed in three forms. The dried plant material that is smoked, extracts of cannabis that are smoked using devices such as e-cigarettes, and cannabis consumables. Hemp based products may also be consumed by these same three methods as well as being used as a topical application to the skin. High Sierra’s Intellectual Property is currently specific for dried cannabis plant material, including hemp, which is intended to be consumed by smoking which High Sierra believes to be the largest segment of the cannabis related market.

After the recent national and local elections in November of 2018, recreational cannabis is now currently legal in ten states and the District of Columbia and medicinal cannabis is now legal in 33 states, the District of Columbia, Guam and Puerto Rico. Thirteen states and the U.S. Virgin Islands have passed laws decriminalizing cannabis in some form. In addition, Canada has legalized both medicinal and recreational cannabis in all provinces as of October 17, 2018. Hemp, which is defined as cannabis, with a tetrahydrocannabinol (THC) content of less than 0.3%, has long been legalized in Canada. It should be noted that cannabis continues to be illegal at the Federal level in the United States. It should be further noted that, with the President’s signature on the 2018 US Farm Bill that was passed overwhelmingly by Congress, the non-psychoactive components of cannabis, such as cannabidiol will become legal in all states and will cease to be controlled substances that come under the authority of the Food and Drug Administration.

With the enactment on December 20, 2018 of the 2018 U.S. Farm Bill, hemp and/or cannabidiol based products are no longer classified as controlled substances. High Sierra believes that its technology will also be readily applicable to hemp and/or cannabidiol based products that may be consumed via combustion and subsequent inhalation and/or ingestion in various forms.  Because there are currently known uses of hemp and/or cannabidiol products that use combustion and subsequent inhalation as a method of consumption, High Sierra believes that such producers and users of these products will see a similar advantage to the use of High Sierra’s technologies as do the producers and users of medical and recreational cannabis products that are consumed via combustion and subsequent inhalation and/or ingestion in various forms.

Because High Sierra’s business model is based on the licensing of its technology, it is not necessary for High Sierra to handle, sell or distribute cannabis in order to benefit from the rapidly expanding cannabis market. Accordingly, High Sierra is not directly subject to the limitations imposed by these existing Federal laws in the United States as they may relate to cannabis. With the enactment on December 20, 2018 of the 2018 U.S. Farm Bill, hemp-based products have ceased to be controlled substances that come under the authority of the Drug Enforcement Administration thus providing High Sierra an opportunity in a new marketplace that is not subject to the same level of Federal regulation as is the marijuana form of cannabis.  This puts High Sierra in a unique position to benefit from the rapidly expanding cannabis and hemp industries, while at the same time, not being directly subject to the Federal controlled substance laws of the United States.

Market Place Overview

According to a report by the Brightfield Group, the global cannabis market is currently estimated to be worth $7.7 billion and will likely experience a compound annual growth rate of 60 percent as other countries liberalize their marijuana laws. It should also be noted that Wall Street analysts have projected that the change in the laws related to cannabis in Canada could create as much as $5 billion in additional sales. The international market for cannabis is projected to hit $31.4 billion by 2021, according to a report from the Brightfield Group.  Cowen & Co. has estimated that U.S. cannabis sales could reach $75 billion by 2030.  Furthermore, a report by the European investment bank Bryan, Garnier & Co., projects legal global cannabis market will grow by more than 1,000% over the next decade and could reach $140 billion by 2027.

According to 2016 statistics reported by the State of Washington, sales of cannabis flower represented 61% of total cannabis product sales. Because of the new and novel nature of High Sierra’s product, it’s difficult to estimate the potential market; however, if one assumes that cigarette sales statistics are a reflection of potential cannabis sales, methanol cigarette sales are estimated to represent 30% of total tobacco sales (Lorillard, Inc. 2012 Form 10-K, p. 40. U.S. Securities and Exchange Commission). High Sierra believes that cannabis products that employ its technology (with respect to utilizing unflavored product as the starting material to make a flavored product) will create a significant addition to the existing cannabis markets.  High Sierra further believes that it is reasonable to project a similar percentage of flavored cannabis sales as opposed to non-flavored cannabis sales. If trends for tobacco cigarettes are an indication of future cannabis cigarette sales, flavored cannabis cigarettes could represent a market of $1.4 billion (based on $7.7 billion total 2016 cannabis sales, 61% cannabis flower sales, and 30% flavored cannabis sales). High Sierra believes that it may earn significant licensing revenue from licensing its existing technology, based on its proposed 10% licensing fee. If large tobacco companies enter the cannabis marketplace, they are likely to represent a new and highly significant licensing revenue source for High Sierra.

Of the five Western states that have legalized cannabis, the first-year sales for each state were significant.  Nevada had first year sales of approximately $425 million (based on only 6 months of sales in 2017), Colorado had first year sales of approximately $303 Million, Washington had first year sales of approximately $259 million and Oregon had first year sales of approximately $241 million.  According to BDS Analytics, it is projected that California will have sales in excess of $3.7 billion it its first year of legalization (2018).  Additionally, Colorado reported 2017 sales of approximately $1.5 billion, Washington reported 2017 sales of approximately $1.3 billion and Oregon reported 2017 sales of approximately $500 million (based on recreational dispensary sales only.  According to projections by BDS Analytics and Acrview Market Research, the market for cannabis-based products approached nearly $10 billion in 2017 which represents a 33% increase over 2016.  Both companies indicate that this percentage of annual increase will continue to grow based on more states legalizing cannabis for recreational use and the recent change in the laws in Canada that went into effect on October 17, 2018.

Currently, companies such as Canopy Growth, Cronos Group and Tilray which are based in Canada have begun to be traded both on the NASDAQ and the New York Stock Exchange.  Constellation Brands has recently invested $4 billion in Canopy Growth based on its belief in the strong future for the market place for cannabis.

It should be noted that none of these statistics or projections include products based on the non-psychoactive components of cannabis, such as hemp and/or cannabidiol.  These are markets that Statista has estimated will grow from $108 million in 2014 to $1.5 billion in 2022.  In 2016, Forbes predicted that these markets are likely to grow 700% by 2020.  High Sierra believes that its opportunities will be increased with its proposed entrance into the non-psychoactive components of cannabis, such as hemp and/or cannabidiol marketplaces.

Competition

High Sierra is not aware of any other companies that are working on similar technology that can be applied to cannabis and/or hemp flower products to remove or significantly reduce the odor and flavor of such products which are consumed by smoking and/or ingestion.  However, High Sierra believes that eventually there may be competitors. High Sierra believes that it will have an early competitive advantage being the first to enter this line of business, and it believes that its Provisional Patent Applications, if granted, will give High Sierra some significant protection from competing companies.

High Sierra believes that its only significant competition at the present time is those companies or individuals who sell cannabis and/or hemp extracts and/or cannabis and/or hemp-based consumables with low or no odor or flavor.

Employees

As of the date of this Report, we have only one part-time employee who is Gregg W. Koechlein and no full time employees.  We have no written employment agreements.  We have never experienced a work stoppage and believe our relationship with our employee is good.

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

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, for information on risk factors, see the Risk Factors section of our Form 8-K Current Report dated December 31, 2018 and previously filed with the SEC on January 2, 2019, all of which are still applicable to us.

ITEM 2:  PROPERTIES

We have no real property or separate business location at the present time.  Our principal executive office address and telephone number are the office address and telephone number of Gregg W. Koechlein, who is a stockholder, director, and our CFO, COO, Secretary and Treasurer, and are provided at no cost.

The Company has been negotiating with a third party to obtain a five year lease on a 200 acre parcel of undeveloped land located in McDermitt, Nevada.  The Company is proposing to grow industrial hemp on the property if the lease is finalized.  As of the date of this report, no lease has yet been signed by the Company.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2018 and 2017. These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2018 through March 31, 2018	$1.25	$1.25
April 1, 2018 through June 30, 2018	$1.25	$1.25
July 1, 2018 through September 30, 2018	$1.25	$1.25
October 1, 2018 through December 31, 2018	$1.25	$1.25
January 1, 2017 through March 31, 2017	$1.25	$1.25
April 1, 2017 through June 30, 2017	$1.25	$1.25
July 1, 2017 through September 30, 2017	$1.25	$1.25
October 1, 2017 through December 31, 2017	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Shell Companies

Rule 144 is generally unavailable for the resale of shares of stock of publicly reporting shell companies.  After such a company ceases to be a shell company, then Rule 144 may become available for the resale of its outstanding shares beginning 12 months after it files “Form 10 information” with the SEC.  We believe that we are no longer a shell company following the closing of our acquisition of our High Sierra subsidiary, and that Rule 144 will become available one (1) year following the filing of our Current Report on Form 8-K which was filed on January 2, 2019.

Section 4(a)(1) of the Securities Act

Since we were a shell company as defined in subparagraph (i) of Rule 144 up until December 31, 2018 when we acquired our High Sierra subsidiary, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until one (1) year following the filing of our Current Report on Form 8-K which was filed on January 2, 2019.   Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c)(1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(a)(1) exemption (and its prior exemption, 4(1)) is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”  The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(a)(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

Holders

We currently have approximately 53 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last three years, we have not issued any unregistered securities other than the following:

1.

 On December 31, 2018 (the “Closing Date” or “Closing”), we acquired High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”) in a stock for stock acquisition (“Share Exchange”).  High Sierra is now our wholly-owned subsidiary.  As consideration for the Share Exchange, we issued a total of 15,433,025 shares of our common stock of to the High Sierra shareholders on a 1 for 1 share basis.  The issuance of shares of our common stock to holders of High Sierra’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. The names of the High Sierra shareholders who received shares of our Common stock are identified in the December 31, 2018 Current Report on Form 8-K which we filed on January 2, 2019.  The acquisition of High Sierra is a related party transaction since Vincent C. Lombardi, the President and largest shareholder of High Sierra prior to the Acquisition, also owned 766,975 shares of our common stock prior to the Acquisition, which represented approximately 44.62% of our issued and outstanding shares prior to the Acquisition.  The terms of the Acquisition as described in the Agreement were negotiated principally between Mr. Lombardi, and Michael Vardakis who then served as the President and a director of the Company.

2.

In connection with the acquisition of High Sierra, we also issued 1,087,525 shares of its common stock to Michael Vardakis, our former President and director, for a cash payment of $21,750, 120,000 shares of our common stock to Melissa Ladakis, our former Secretary and director, for services rendered which were valued at $0.02 per share, 30,000 shares of our common stock to Lynette Kelch, for services rendered which were valued at $0.02 per share; and 1,800,000 shares of our common stock to Biored, N.V., a Belgian corporation (“Biored”).  Biored loaned the Company $500,000 in early June 2018 at five percent (5.0%) interest per annum.  Biored converted the principal amount of its loan ($500,000) and accrued interest of approximately $14,500 to the 1,800,000 shares of our common stock which it received, at a conversion price of approximately $0.2858 per share.  Similarly, the issuance of shares of our common stock to Biored, Mr. Vardakis, Ms. Ladakis and Ms. Kelch was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2018, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

Except as described above under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” during the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized both for medicinal and/or recreational use, and in the Canadian provinces; and (ii) negotiate with a third party to obtain a five year lease on a 200 acre parcel of undeveloped land located in McDermitt, Nevada on which the Company is proposing to grow industrial hemp if the lease is finalized; and (iii) seek to raise additional equity funding. During the next 12 months, our cash requirements include expenses to market our technology; expenses to pay for lease payments, and related farming expenses for planting, harvesting, processing and marketing if we are successful in obtaining a lease for industrial hemp farming purposes; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully commence and operate an industrial hemp farming operation.  We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

We had $220,253 in cash and $25,424 in current liabilities as of December 31, 2018.  See our Plan of Operation above for information about our cash requirements for the next 12 months.

Results of Operations

Year Ended December 31, 2018

We had no revenues during the year ended December 31, 2018.  We hope to start earning revenues during the present fiscal year ending December 31, 2019.  General and administrative expenses were $34,836 for the period from inception on August 6, 2018 through December 31, 2018.  We had an impairment loss of $7,683 for the year ended December 31, 2018.  We had a net loss of $42,519 for the period ended December 31, 2018.  Most all of these expenses were legal and accounting fees related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the preparation and filing of reports with the SEC under the Exchange Act in the year ended December 31, 2018.

Capital Resources

The cash flows from operating activities consisted of the following: During the period from inception on August 6, 2018 through December 31, 2018, we had an impairment to patents of $7,683, issuance of shares for services of $5,150 and an increase in accounts payable and accrued expenses of $19,424 resulting in net cash used in operating activities of $10,262.

The cash flows from financing activities consisted of the following: During the period from inception on August 6, 2018 through December 31, 2018, we received cash from the acquisition of the High Sierra Technologies, Inc. subsidiary in the amount of $218,265, and proceeds from the sale of common stock in the amount of $12,250, for total net cash provided from financing activities in the amount of $230,515.

As reflected in the consolidated financial statements, the Company has incurred current period losses and has had  negative cash flows from operating activities. The Company also incurred losses in prior periods.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. We intend to fund future operations for the next 12 months through cash on hand, and through raising funds from debt and/or equity offerings.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for in excess of one year from the issuance date of this Annual Report. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section

7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2018.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended December 31, 2018

HIGH SIERRA TECHNOLOGIES, INC.

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

CONTENTS

To The Board of Directors and Stockholders of

High Sierra Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Sierra Technologies, Inc. (the “Company”) formerly Gulf & Orient Steamship Company, LTD. as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period August 6, 2018 through December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period August 6, 2018 through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015

Farmington, Utah

April 15, 2019

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)
Consolidated Balance Sheets
December 31, 2018

ASSETS
Current Assets
Cash	$ 220,253

Total Current Assets	220,253

Total Assets	$ 220,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 25,424

Total Current Liabilities	25,424

Total Liabilities	25,424

Commitments and contingencies	-

Stockholder's Equity
Preferred stock, no par value, non-voting, 5,000,000 shares
authorized, 0 shares issued and outstanding at December 31, 2018	-
Common stock, no par value, 50,000,000 shares authorized;
20,189,642 issued and outstanding at December 31, 2018	237,348
Retained (Deficit)	(42,519)
Total Stockholders' Equity	194,829

Total Liabilities and Stockholders' Equity	$ 220,253

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)
Consolidated Statements of Operations

August 6,
(Inception)
Through
December 31,
2018
Revenues	$ -

Total revenues	-

Operating Expenses
General and administrative	34,836

Total operating expenses	34,836

(Loss) from continuing operations	(34,836)

Other (expense)
Bargain purchase (loss)	-
Impairment loss	(7,683)

Total (expense)	(7,683)

(Loss) before income taxes	(42,519)
Income taxes	-

Net (loss)	$ (42,519)

(Loss) per share-Basic and diluted	$ (0.00)

Weighted average shares outstanding
Basic and diluted	15,433,025

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Retained	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity
Balance-August 6, 2018	-	$ -	-	$ -	$ -	$ -

Recapitalization entry	-	-	4,756,617	212,265	-	212,265

Common stock issued for services	-	-	5,100,000	5,150	-	5,150

Common stock issued for patents and intellectual property	-	-	7,683,025	7,683	-	7,683

Common stock issued for cash	-	-	2,650,000	12,250	-	12,250

Net (loss) for the period ended December 31, 2018	-	-	-	-	(42,519)	(42,519)

Balance-December 31, 2018	-	$ -	20,189,642	$237,348	$ (42,519)	$ 194,829

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Consolidated Statements of Cash Flows

August 6,
(Inception)
Through
December 31,
2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (42,519)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of patents	7,683
Issuance of shares for services	5,150
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	19,424

Net cash provided by (used in) operating activities	(10,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired from acquisition of High Sierra Technologies, Inc. acquisition	218,265
Proceeds from sale of common stock	12,250

Net cash provided by financing activities	230,515

Net Increase/(decrease) in cash	220,253

CASH AT BEGINNING PERIOD	-

CASH AT END OF PERIOD	220,253

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for income taxes	$ -

NON-CASH TRANSACTIONS
Shares issued for consulting services	$ 5,150
Shares issued for patents	$ 7,683
Liabilities assumed in recapitalization	$ 6,000

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Audited Consolidated Financial Statements

December 31, 2018

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

The Company was incorporated in the State of Colorado on May 9, 1996. The Company originally intended to engage in the business of marine transportation. These plans did not materialize, and the Company considered alternative business opportunities.

On November 1, 2017, the Company incorporated Gulf Acquisition, Inc., a Utah corporation for the sole purpose of completing an Agreement and Plan of Merger.  This wholly-owned subsidiary had no activities in 2018.

Pursuant to the terms of the Merger Agreement, the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”).  The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore the Merger Agreement has been terminated.

On December 31, 2018 the Company entered into a Share Exchange Agreement with High Sierra and all the shareholders of High Sierra were shares of the Company on a one for one basis.  The Share Exchange was treated as a recapitalization of the Company, with the Company, Gulf & Orient Steamship Company, Ltd. (the legal acquirer of High Sierra Technologies, Inc), considered the accounting acquiree, and High Sierra Technologies, Inc. (the legal acquiree of the Company) considered the accounting acquirer.   The consolidated financial statements as of December 31, 2018 are presented under successor entity reporting and include the balance sheets of High Sierra Technologies, Inc. and Gulf & Orient Steamship Company, Ltd. and the results of operations and cash flows of High Sierra Technologies, Inc. from August 6, 2018 (inception) through December 31, 2018.  The merger was completed on December 31, 2018 and the results of operations and cash flows of Gulf & Orient Steamship Company, Ltd. are considered insignificant.

High Sierra is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and currently are licensing these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "[t]he usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

HIGH SIERRA TECNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Audited Consolidated Financial Statements

December 31, 2018

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company does not amortize any intangible assets with finite lives.

Goodwill and intangible assets are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable.  Management determined an impairment adjustment related to these intangibles was necessary at December 31, 2018 in the amount of $7,683 due to the uncertainty in the realization of the intangible value of these assets.

Revenue Recognition

The Company applies ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the period ended December 31, 2018 were $0.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Audited Consolidated Financial Statements

December 31, 2018

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Audited Consolidated Financial Statements

December 31, 2018

Segments

The Company operates in one business segment, namely the business of (1) Product development, (2) Patent development, (3) Technology licensing and (4) Other services in the cannabis  segment which includes industrial hemp.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2018.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or

NOTE   2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained operating losses in the current year and may not achieve the level of profitable operations to sustain its activities.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available to the Company it may be required to curtail its operations.

NOTE 3 – Intangibles

During the period from inception to December 31, 2018, the Company acquired certain provisional patents and other rights for common stock in the Company for a value of $7,683.  The Company has impaired the value of these patents due to not being able to determine the value of the items acquired.

NOTE 4 – Income Taxes

The Company adopted the provisions of ASC 740-10. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Audited Consolidated Financial Statements

December 31, 2018

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended December 31, 2018.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of deferred income tax assets (liabilities) at December 31, 2018, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$ 42,519	21%	$ 8,929
Valuation allowance			(8,929)
Deferred tax asset			$ -

Due to the passage of the “Tax Cuts and Jobs Act” on December 20, 2017 the rate of the U.S. Federal Income Tax dropped from 34% to 21%, which is a flat percentage tax rate used for the calculation of the deferred income tax assets.

The new law also changes the rules on NOL carry forward. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, utilization of NOL carry forwards arising after January 1, 2018, will now be limited to 80 percent of taxable income.

NOTE 5 – Capital Changes

Common Stock

On December 31, 2018 we entered into a Share Exchange Agreement (the “Agreement”) with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”) and all of the shareholders of High Sierra, pursuant to which we acquired 100% of the issued and outstanding shares of common stock of High Sierra (the “Share Exchange” or “Acquisition”).  The Acquisition of High Sierra was consummated on the same date, and High Sierra is now a wholly-owned subsidiary of the Company. The names of the shareholders of High Sierra are listed in the Agreement, a copy of which is attached to our Form 8-K Current Report filed with the SEC on January 2, 2019 as Exhibit 2.1. As consideration for the Share Exchange, we issued a total of 15,433,025 shares of our common stock to the High Sierra shareholders.

The Company issued 15,433,025 shares of its common stock at $.001 per share for a total of $25,083 during the period ended December 31, 2018 of which $12,250 was paid for in cash, $7,683 was paid by the contribution of certain intangibles, $5,150 was for services.

NOTE 6 – Contingencies and Commitments and Legal Matters Agreement and Plan of Merger

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

At the report date, the Company had no material unrecorded contingencies.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Audited Consolidated Financial Statements

December 31, 2018

NOTE 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described immediately below.

On March 25, 2019 a Special Meeting of the Company’s Stockholders was held at which the stockholders voted to change the Company’s name to High Sierra Technologies, Inc., and to approve certain other changes in the Company’s Articles of Incorporation which are described in the Company’s Definitive Proxy Statement.  These changes became effective on April 1, 2019.  A copy of our Amended and Restated Articles of Incorporation is attached to this Annual Report as Exhibit 3.2.

On March 25, 2019 following the shareholder meeting, Michael Vardakis resigned as a director of the Company.  On March 26, 2019, Vincent C. Lombardi, as the only remaining director of the Company, appointed Gregg W. Koechlein as a director of the Company to fill the vacancy left by Mr. Vardakis’ resignation.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, they concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2018, our internal controls over financial reporting were effective.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors.  All of these persons were appointed effective as of the closing of the acquisition of High Sierra:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Vincent C. Lombardi	54	Director, Chief Executive Officer and President	December 2018
Gregg W. Koechlein	70	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	December 2018 as an officer and March 2019 as a Director
Glenn C. Miller	68	Chief Scientific Officer	December 2018

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

The authorized number of directors to constitute our Board of Directors is presently two.  Pursuant to the terms of the Share Exchange Agreement, High Sierra and the Company agreed that the Company’s Board of Directors, as of the Closing of the Share Exchange, would consist of two members.  Our Board of Directors is now comprised of Messrs. Lombardi and Koechlein.  Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Vincent C. Lombardi, Ph.D., President, Chief Executive Officer and Director

Dr. Lombardi has served as the Company’s Chief Executive Officer, President and as a Director since December 31, 2018.  He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so.  For the past five years, Dr. Lombardi has managed a basic and clinical research program.  He received his Ph.D. in Biochemistry from the University of Nevada, Reno in 2006. He has previously served as the Director of Research for the Nevada Center for Biomedical Research and is also an Adjunct Assistant Professor of Biochemistry with the University of Nevada, College of Agriculture, Biotech, Natural Resources.  While Dr. Lombardi is a classically trained Biochemist, he has extensive research experience in the field of Immunology and specifically, in studying the innate immune system and how it relates to chronic disease.  He also has substantial experience in clinical research, has authored dozens of peer-reviewed scientific publications.  Prior to his career in science, Dr. Lombardi worked in the investment industry from 1983 to 1999 as a securities broker, an over-the-counter securities trader and as an investment banker. Dr. Lombardi is the inventor of High Sierra’s intellectual property and will guide the Company as its President and Chief Executive Officer.

Gregg W. Koechlein, Esq., Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, General Counsel and Director

Mr. Koechlein has served as the Company’s Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and General Counsel since December 31, 2018.  He has served as a Director since March 2019.  He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so.  Mr. Koechlein has maintained an active law practice for the last five years focusing mainly on transactional work, state and federal court litigation and federal appellate work.  He has also provided consulting services to various clients in the medical, clinical laboratory and restaurant sectors.  Mr. Koechlein received his Juris Doctor degree from the Loyola Law School in Los Angeles, California in 1984. He brings to the Company over 33 years of legal experience and over 45 years of business experience. From 1987 to 1989 Mr. Koechlein was Vice President of Manufacturing and General Counsel of Super Shops, Inc. He served as its President, Chief Operating Officer and General Counsel from 1989 to 1997. As President, he was responsible for all operational and strategic aspects of a chain of 165 retail stores in 31 states, employing nearly 2000 people.  These operations included a mail order sister company startup that had first year annual revenues of $35 million. During his tenure, Super Shops, Inc. grew from 53 to 165 stores, one to four warehouses and the annual consolidated revenues grew from $80 million to approximately $250 million. During this same time period, the Mallory, Inc. subsidiary nearly tripled its annual revenues.

Glenn C. Miller, Ph.D., Chief Scientific Officer

Dr. Miller serves as the Company’s Chief Scientific Officer.  He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so.  For the past five years, Dr. Miller has managed a basic research program. Dr. Miller is a Professor of Natural Resources and Environmental Science at the University of Nevada, Reno. He received his B.S. in Chemistry from the University of California, Santa Barbara and a Ph.D. in Agricultural and Environmental Chemistry (1977) from the University of California at Davis. Following graduate studies, he spent a year of postdoctoral study at the EPA’s Environmental Research Laboratory in Athens, Georgia. He has been on the UNR faculty since 1978 and was Director of the Graduate Program in Environmental Sciences and Health from 1996-2006 and Director of the Center for Environmental Sciences and Engineering from 1999-2003. Dr. Miller also currently serves on the State of Nevada’s Medical Marijuana Independent Laboratory Advisory Committee. As a member of the Scientific Advisory Committee, Dr. Miller brings over 40 years of scientific experience to the Company.

Scientific Advisory Committee

The Company’s Scientific Advisory Committee consists of Karen Schlauch, Ph.D and Timothy Bailey, Ph.D.  Its purpose is to advise the Board of Directors concerning scientific matters related to the development and application of existing and new technologies.  Persons may be elected to, and removed from, the committee by vote of the Company’s Board of Directors.  Certain information concerning the persons who serve on the committee follows:

Karen Schlauch, Ph.D.

Dr. Schlauch received a B.S. Mathematics / Computer Science from the University of Illinois in 1989.  She received a M.A. in Mathematics in 1991 from Eastern Illinois University as well as a M.S. in Mathematics from New Mexico State University in 1994.  Dr. Schlauch received her Ph.D. in Mathematics from New Mexico State University in 1998.  She completed her Post-Doctoral Fellowship in 2000 at the National Center for Genome Resources in Santa Fe, New Mexico.  Her interest in the fields of human biostatistics and bioinformatics began with research at the human genetics research institute at DeCODE Genetics in Reykyavik, Iceland, and continued with genomics research in obesity and liver disease at George Mason University and INOVA Fairfax Hospital, as well as at the genotyping facility at the Boston University School of Medicine.  Her current work is centered on providing developing new and robust mathematical and (bio)statistical tools to analyze large whole-genome datasets for researchers state-wide, including GWAS studies, next-generation experiments, and Mass Spectrometry studies.

Timothy Bailey, Ph.D.

Dr. Bailey received a B.S. in Mathematical Science in 1977 from Stanford University.  He received both a M.S. in 1991 and a Ph.D. in Computer Science from the University of California, San Diego.  He completed a Post-Doctoral Fellowship at the San Diego Supercomputer Center in 2000 and a second Post-Doctoral Fellowship at the Karolinska Institute in Stockholm, Sweden in 2001.  From 2002 to 2015, Dr. Bailey was a Professor and held various Research Fellowships at the University of Queensland, Brisbane, Old, Australia. Dr. Bailey was the creator of the sequence motif discovery algorithm “MEME”. This is one of the most heavily used software tools in bioinformatics and has been used to discover and characterize patterns in DNA, RNA and protein sequences. These patterns encode biological signals such as transcription binding sites, splice junctions and the active sites of enzymes. The discovery and characterization of motifs has been important in the study of many biological processes including the regulation of gene expression. MEME has been used and cited over 7000 times. MEME was one of the first algorithms introduced to attack the problem of motif discovery in unaligned sets of sequences, and continues to be used by thousands of biologists each year.  In addition to motif discovery tools, Dr. Bailey’s research has also developed several widely-used tools used for scanning DNA, RNA or protein sequences for motifs represented as weight matrices. These tools can look for sequences enriched in a set of motifs (MAST), individual motif occurrences (FIMO and GLAM2Scan), and sequences containing clusters of motifs characteristic of gene regulatory modules (MCAST).

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Director Independence

We have no independent directors at the present time.  We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person of the Company:

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2018, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following tables disclose certain compensation information concerning the Company’s officers and directors.  Please note that Vincent C. Lombardi became an officer and director of the Company on December 31, 2018, Gregg W. Koechlein became an officer of the Company on December 31, 2018 and a director on March 26, 2019, Michael Vardakis resigned as an officer on December 31, 2018 and as a director on March 25, 2019, and Melissa Ladakis resigned all positions she held with the Company on December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Vincent C. Lombardi CEO, President & Director	12/31/2018	0	0	0	0	0	0	0	0
Gregg W. Koechlein CFO, COO, Sec./Treas. & Director	12/31/2018	0	0	0	0	0	0	0	0
Michael Vardakis Former President and Director	12/31/2018 12/31/2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Melissa Ladakis Former Sec./Treas. and Acting CFO	12/31/2018 12/31/2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vincent Lombardi	None	None	None	None	None	None	None	None	None
Gregg W. Koechlein	None	None	None	None	None	None	None	None	None
Michael Vardakis	None	None	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Vincent Lombardi	None	None	None	None	None	None	None
Gregg W. Koechlein	None	None	None	None	None	None	None
Michael Vardakis	None	None	None	None	None	None	None
Melissa Ladakis	None	None	None	None	None	None	None

Mr. Lombardi and Mr. Koechlein have indicated that they do not intend to draw salaries or other compensation from the Company until such time as the Company has sufficient funds to support one year’s operating expenses.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders of our common stock as of December 31, 2018 following the acquisition of our High Sierra subsidiary.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Vincent Lombardi 979 Westcliff Lane Reno, Nevada 89523	8,550,000	42.35%
Common	Gregg W. Koechlein 2560 Greensboro Drive Reno, Nevada 89509	3,250,000	16.10%
Common	Kenny L. De Meirleir Stuivenbergbaan 89 2800 Mechelen Belgium	1,800,000	8.92%
Common	Biored, N.V. De Tyraslaan 111 1120 Brussels Belgium	1,800,000	8.92%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	1,850,000	9.16%
Totals		17,250,000	85.44%

(1)

 Unless indicated otherwise, all share ownership is direct.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of December 31, 2018 following the acquisition of our High Sierra subsidiary:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent C. Lombardi	8,550,000	44.35%
Common	Gregg W. Koechlein	3,250,000	16.10%
Common	Michael Vardakis	1,850,000	9.16%
Common	Glenn C. Miller	100,000	0.50%
Totals		13,750,000	68.10%

(1)

 Unless indicated otherwise, all share ownership is direct.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

A change in control occurred December 31, 2018 when we acquired our wholly-owned subsidiary, High Sierra Technologies, Inc.  To the best knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in control of us.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

On December 31, 2018, the Company acquired 100% of the issued and outstanding stock of High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”), in a stock for stock exchange transaction in which the Company issued 15,433,025 shares of its common stock to the High Sierra shareholders as consideration for the acquisition.  The acquisition was a related party transaction since Vincent C. Lombardi, the President and largest shareholder of High Sierra prior to the acquisition, also owned 766,975 shares of our common stock prior to the acquisition, which represented approximately 44.62% of our issued and outstanding shares prior to the acquisition.

In connection with the acquisition of High Sierra, the Company also issued 1,087,525 shares of its common stock to Michael Vardakis, for a cash payment of $21,750.50, and 120,000 shares of its common stock to Melissa Ladakis for services rendered which were valued at $0.02 per share.  Mr. Vardakis and Ms. Ladakis were officers and directors of the Company when these terms were agreed to by the parties.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2018, and 2017:

Fee Category	2018	2017
Audit Fees	$8,500	$8,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$8,500	$8,500

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit 3.1           Articles of Incorporation Filed May 9, 1996.*

Exhibit 3.2           Amended and Restated Articles of Incorporation Filed Herewith

Exhibit 3.3

By-Laws.*

Exhibit 14

Code of Ethics.*

Exhibit 31.1

Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

**  8-K Current Report dated December 31, 2018, and filed with the SEC on January 2, 2019.

**  Incorporated by reference.

ITEM 16:  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	April 15, 2019	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	April 15, 2019	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Date:	April 15, 2019	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director