Form 10-Q
period 2019-03-31
High Sierra Technologies, Inc.
filed 2019-05-15
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52036

HIGH SIERRA TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-1344320
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2560 Greensboro Drive

Reno, Nevada 89509

(Address of Principal Executive Offices)

(775) 224-4700

(Registrant’s telephone number, including area code)

Gulf & Orient Steamship Company, Ltd.

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes [X]   No [  ].  The Company does not have a corporate Web site.

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 15, 2019 – 20,189,642 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” and words of similar import refer to High Sierra Technologies, Inc., unless the context requires otherwise.

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

•

unknown environmental liabilities associated with any companies or  properties we may acquire; and

•

significant competition in the markets where we may operate.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2018 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Known As Gulf & Orient Steamship Company, Ltd.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TABLE OF CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	7

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	8

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	9

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	10 11

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Known As Gulf & Orient Steamship Company, Ltd.)
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash	$ 165,704	$ 220,253

Total Current Assets	165,704	220,253

Total Assets	$ 165,704	$ 220,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 27,704	$ 25,424

Total Current Liabilities	27,704	25,424

Total Liabilities	27,704	25,424

Commitments and contingencies	-	-

Stockholder's Equity
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,189,642 issued and outstanding at March 31, 2019 and December 31, 2018	237,348	237,348
Retained (Deficit)	(99,348)	(42,519)
Total Stockholders' Equity	138,000	194,829

Total Liabilities and Stockholders' Equity	$ 165,704	$ 220,253

See Accompanying Notes

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Known As Gulf & Orient Steamship Company, Ltd.)
Consolidated Statements of Operations

Three Months
Ended
March 31,
2019
(Unaudited)
Revenues	$ -

Total revenues	-

Operating Expenses
General and administrative	56,829

Total operating expenses	56,829

(Loss) before income taxes	(56,829)
Income taxes	-

Net (loss)	$ (56,829)

(Loss) per share-Basic and diluted	$ (0.00)

Weighted average shares outstanding
Basic and diluted	20,189,642

See Accompanying Notes

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Known As Gulf & Orient Steamship Company, Ltd.)
Consolidated Statements of Cash Flows

Three Months
Ended
March 31,
2019
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (56,829)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	2,280

Net cash provided by (used in) operating activities	(54,549)

Net (decrease) in cash	(54,549)

CASH AT BEGINNING PERIOD	220,253

CASH AT END OF PERIOD	165,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for income taxes	$ -

See Accompanying Notes

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Known As Gulf & Orient Steamship Company, Ltd.)
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2019
(Unaudited)

	Preferred Stock		Common Stock		Retained	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity
Balance-January 1, 2019	-	$ -	20,189,642	$237,348	$ (42,519)	$ 194,829

Net (loss) for the three months ended March 31, 2019	-	-	-	-	(56,829)	(56,829)

Balance-March 31, 2019	-	$ -	20,189,642	$237,348	$ (99,348)	$ 138,000

See Accompanying Notes

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and December 31, 2018

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

High Sierra Technologies, Inc., (“the Company”) a Nevada corporation was incorporated in the State of Nevada on August 6, 2018.  It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D. (the “Intellectual Property”) who is an officer, director and co-founder of the Company.  The Company was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

The Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and currently are licensing these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same.

Gulf & Orient Steamship Company, Ltd. ("Gulf") was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On November 1, 2017, Gulf incorporated Gulf Acquisition, Inc., a Utah corporation for the sole purpose of completing an Agreement and Plan of Merger.  This wholly-owned subsidiary had no activities in 2018.  Pursuant to the terms of the Merger Agreement, the parties had until December 15, 2017, to complete the Merger Agreement (the “Termination Date”). The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore the Merger Agreement has been terminated.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with the Company and all the shareholders of the Company.  The shareholders of the Company were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of the Company’s common stock.  The Share Exchange was treated as a recapitalization.   The consolidated financial statements as of December 31, 2018 are presented under successor entity reporting and include the balance sheets of the Company and Gulf.

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

The Company consolidates its subsidiaries (High Sierra Technologies, Inc., a Nevada corporation, and Gulf Acquisition, Inc., a Utah corporation) in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "[t]he usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

HIGH SIERRA TECNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and December 31, 2018

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company does not amortize any intangible assets with finite lives.

Goodwill and intangible assets are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable.  Management determined an impairment adjustment related to these intangibles was necessary at December 31, 2018 in the amount of $7,683 due to the uncertainty in the realization of the intangible value of these assets.

Revenue Recognition

The Company applies ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and December 31, 2018

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended March 31, 2019 were $0.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and December 31, 2018

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Segments

The Company operates in several business segments, namely the businesses of (1) Product development, (2) Patent development, (3) Technology licensing and (4) Other services in the cannabis segment which includes industrial hemp.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2019.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or

NOTE   2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained operating losses in the current year and may not achieve the level of profitable operations to sustain its activities.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and December 31, 2018

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available to the Company it may be required to curtail its operations.

NOTE 3 – Intangibles

During the period from inception to December 31, 2018, the Company acquired certain provisional patents and other rights for common stock in the Company for a value of $7,683.  The Company has impaired the value of these patents due to not being able to determine the value of the items acquired.

NOTE 4 – Income Taxes

The Company adopted the provisions of ASC 740-10. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended March 31, 2019.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2018, we had no accrued interest or penalties related to uncertain tax positions.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of deferred income tax assets (liabilities) at March 31, 2019, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$ 99,348	21%	$ 20,863
Valuation allowance			(20,863)
Deferred tax asset			$ -

HIGH SIERRA TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS GULF & ORIENT STEAMSHIP COMPANY, LTD.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2019 and December 31, 2018

Due to the passage of the “Tax Cuts and Jobs Act” on December 20, 2017 the rate of the U.S. Federal Income Tax dropped from 34% to 21%, which is a flat percentage tax rate used for the calculation of the deferred income tax assets.

The new law also changes the rules on NOL carry forward. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, utilization of NOL carry forwards arising after January 1, 2018, will now be limited to 80 percent of taxable income.

NOTE 5 – Capital Changes

Common Stock

On December 31, 2018 we entered into a Share Exchange Agreement (the “Agreement”) with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”) and all of the shareholders of High Sierra, pursuant to which we acquired 100% of the issued and outstanding shares of common stock of High Sierra (the “Share Exchange” or “Acquisition”).  The Acquisition of High Sierra was consummated on the same date, and High Sierra is now a wholly-owned subsidiary of the Company. The names of the shareholders of High Sierra are listed in the Agreement, a copy of which is attached to our Form 8-K Current Report filed with the SEC on January 2, 2019 as Exhibit 2.1. As consideration for the Share Exchange, we issued a total of 15,433,025 shares of our common stock to the High Sierra shareholders.

The Company issued 15,433,025 shares of its common stock at $.001 per share for a total of $25,083 during the period ended December 31, 2018 of which $12,250 was paid for in cash, $7,683 was paid by the contribution of certain intangibles, $5,150 was for services.

NOTE 6 – Contingencies and Commitments and Legal Matters Agreement and Plan of Merger

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates that have not been disclosed.

At the report date, the Company had no material unrecorded contingencies.

NOTE 7 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described immediately below.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and in the Canadian provinces; and (ii) negotiate with a third party to obtain a five year lease on a 2000 acre parcel of undeveloped land located in McDermitt, Nevada on which the Company is proposing to grow industrial hemp if the lease is finalized; and (iii) seek to raise additional equity funding.  During the next 12 months, our cash requirements include expenses to market our technology; expenses to pay for lease payments, and related farming expenses for planting, harvesting, processing and marketing if we are successful in obtaining a lease for industrial hemp farming purposes; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully commence and operate an industrial hemp farming operation.  We have no commitments to raise any additional funds at the present time, and we can offer to assurances that we will be able to raise additional funds on terms acceptable to the Company.

Results of Operations

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2019.  General and administrative expenses were $56,829 for the three months ended March 31, 2019.  We had a net loss of $56,829 for the three months ended March 31. 2019.  Most all of these expenses were legal and accounting fees related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the preparation and filing of reports with the SEC under the Exchange Act.

Liquidity and Capital Resources

We had $165,704 in cash and $27,704 in current liabilities as of March 31, 2019. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the three months ended March 31, 2019, we had an increase in accounts payable and accrued expenses of $2,280.  When this is subtracted from our net loss of $56,829, it results in net cash used in operating activities of $54,549.

As reflected in the unaudited consolidated financial statements, the Company has incurred current period losses and has had negative cash flows from operating activities. The Company also incurred losses in prior periods.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. We intend to fund future operations for the next 12 months through cash on hand, and through raising funds from debt and/or equity offerings.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue our current operations for at least the next twelve months. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

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

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.  For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Vincent C. Lombardi, Chief Executive Officer, President and Director; and Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.

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

High Sierra Technologies, Inc.

Date:	May 15, 2019	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	May 15, 2019	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director