Form 10-Q
period 2019-06-30
High Sierra Technologies, Inc.
filed 2019-08-19
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52036

HIGH SIERRA TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-1344320
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1495 Ridgeview Drive, Suite 230A

Reno, Nevada 89519

(Address of Principal Executive Offices)

(775) 224-4700

(Registrant’s telephone number, including area code)

2560 Greensboro Drive

 Reno, Nevada 89509

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Non-accelerated filer [X]                                                                               Smaller reporting company [X]

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 19, 2019 – 20,389,642 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2018 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS

Current Assets
Cash	$ 8,432	$ 220,253
Investment in growing crops	230,000	-

Total Current Assets	238,432	220,253

Property, Plant and Equipment, net	41,000	-

Total Assets	$ 279,432	$ 220,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note payable	$ 50,000	$ -
Accounts payable and accrued expenses	168,227	25,424

Total Current Liabilities	218,227	25,424

Total Liabilities	218,227	25,424

Commitments and contingencies	-	-

Stockholder's Equity (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares
authorized, 0 shares issued and outstanding at June 30, 2019
and December 31, 2018	-	-
Common stock, no par value, 50,000,000 shares authorized;
20,389,642 and 20,189,642 issued and outstanding at June 30, 2019 and December 31, 2018	437,348	237,348
Accumulated (Deficit)	(376,143)	(42,519)
Total Stockholders' Equity (Deficit)	61,205	194,829

Total Liabilities and Stockholders' Equity (Deficit)	$ 279,432	$ 220,253

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2019

Revenues	$ -	$ -

Operating Expenses
Depreciation	1,500	1,500
General and administrative	274,999	331,828

Total operating expenses	276,499	333,328

(Loss) from operations	(276,499)	(333,328)

Other (expense)
Interest (expense)	(296)	(296)

(Loss) before income taxes	(276,795)	(333,624)
Income taxes	-	-

Net (loss)	$ (276,795)	$ (333,624)

(Loss) per share-Basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding
Basic and diluted	20,266,565	20,228,316

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Three and Six Months Ended June 30, 2019
(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)
Balance - January 1, 2019	-	$ -	20,189,642	$237,348	$ (42,519)	$ 194,829

Net (loss) for the three months ended March 31, 2019	-	-	-	-	(56,829)	(56,829)

Balance – March 31, 2019	-	-	20,189,642	237,348	(99,348)	138,000

Common stock issued for services	-	-	100,000	100,000	-	100,000

Common stock issued for product	-	-	100,000	100,000	-	100,000

Net (loss) for the three months ended June 30, 2019	-	-	-	-	(276,795)	(276,795)

Balance - June 30, 2019	-	$ -	20,389,642	$437,348	$ (376,143)	$ 61,205

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
Six Months
Ended
June 30,
2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (333,624)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,500
Common stock issued for services	100,000
Common stock issued for product	100,000
Changes in assets and liabilities:
Investment in growing crops	(230,000)
Increase in accounts payable and accrued expenses	142,803

Net cash used in operating activities	(219,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(42,500)

Net cash used in investing activities	(42,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000

Net cash provided by financing activities	50,000

Net (decrease) in cash	(211,821)

CASH AT BEGINNING PERIOD	220,253

CASH AT END OF PERIOD	8,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for income taxes	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

High Sierra Technologies, Inc., (“the Company”) was incorporated in the State of Nevada on August 6, 2018.  It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D. (the “Intellectual Property”) who is an officer, director and co-founder of the Company.  The Company was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

The Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and currently are licensing these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same. The Company is also growing industrial hemp on a 200 acre property it leases in McDermitt, Nevada and will incur ongoing expenses in relation to this project (See Note 8).

Gulf & Orient Steamship Company, LTD (“Gulf”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On November 1, 2017, Gulf incorporated Gulf Acquisition, Inc., a Utah corporation for the sole purpose of completing an Agreement and Plan of Merger.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with the Company and all the shareholders of the Company.  The shareholders of the Company were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of the Company’s common stock.  The Share Exchange was treated as a recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting.

Basis of presentation

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The Company consolidates its subsidiaries (High Sierra Technologies, Inc., a Nevada corporation, and Gulf Acquisition, Inc., a Utah corporation)  in accordance with ASC 810. All inter-company transactions have been eliminated during consolidation.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HIGH SIERRA TECNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to third parties, employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or third-party services are the consideration received for the issuance of equity instruments are accounted for under ASC 505 and are based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable on the earlier of the commitment date or completion date.

Investment in Growing Crops

The Company’s Investment in Growing Crops represents the total cost of the crop inputs in the ground.  These are recorded at cost and will be expensed to cost of goods sold once the crops are harvested and sold.

Long-lived Assets

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is five years.

Where an impairment of a property’s value is determined to be other than temporary, an impairment for the estimated potential loss is recorded to adjust the property to its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of June 30, 2019 or December 31, 2018.

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at June 30, 2019 or December 31, 2018, and recorded no impairment losses during the six months ended June 30, 2019.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended June 30, 2019 were $0.

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has chosen to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of June 30, 2019 and December 31, 2018.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

NOTE   2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained operating losses during the current year-to-date and may not achieve the level of profitable operations to sustain its activities.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

NOTE 3 – Investment in Growing Crops

Investment in growing crops consist of the cost of the crop inputs in the ground at June 30, 2019 and are recorded at cost and will be expensed to cost of goods sold once the crops are harvested and sold.

	June 30, 2019	December 31, 2018
Raw materials	$230,000	$ -

NOTE 4 – Property and Equipment

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Lives	June 30, 2019	December 31, 2018

Equipment	5	$42,500	$ -
Less: accumulated depreciation		$(1,500)	-
		$41,000	$ -

Depreciation expense was $1,500 for the three and six months ended June 30, 2019.

NOTE 5 – Intangibles

During the period from inception to December 31, 2018, the Company acquired certain provisional patents and other rights for common stock in the Company for a value of $7,683.  The Company has impaired the value of these patents due to not being able to determine the value of the items acquired.

NOTE 6 – Note Payable

The Company’s debt consists of the following:

June 30, 2019
Note payable, 9% interest, interest and principal due December 6, 2019, unsecured	$50,000

Total due	50,000
Current Portion	50,000
Long-term portion	$ -

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

NOTE 7 – Capital Changes

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

The Company issued 100,000 shares of its common stock for consulting services on May 26, 2019 valued at $100,000, which was the fair market value of the stock.

The Company issued 100,000 shares of its common stock for product (seeds) on May 26, 2019 valued at $100,000, which was the fair market value of the stock.

Offering of Securities

The Company filed an S-1 Registration Statement on June 10, 2019.  The Company is offering a maximum of 3,500,000 shares of our common stock, and (ii) the resale by certain Selling Stockholders of High Sierra of up to 2,500,500 shares of common stock held by Selling Stockholders of High Sierra.

The Company is offering these securities at a price of $2.50 per share and would result in gross proceeds to the Company of $8,750,000.

NOTE 8 – Contingencies and Commitments and Legal Matters Agreement and Plan of Merger

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below.

The Company on May 13, 2019 entered into an Agricultural Lease for approximately 200 acres in Northern Nevada to plant its Hemp Grow for 2019.

The term of the lease is for five years commencing May 18, 2019 through May 17, 2024.

There are no minimum fixed monthly payments due on this lease, but an annual participation bonus in an amount equal to fifteen percent of the gross crop yield from the leasehold properties.  The Gross Crop Yield is defined by the actual amount received from the crop harvest less all expenses derived from the growing, processing and sale of the crop harvested from the Property.

The Company is solely responsible for all crop care, labor, irrigation, insurance, taxes, repairs and maintenance of the crop, equipment and other costs of planting, raising and harvesting of crops.  The Company is responsible for all other miscellaneous cost to grow and take it to market.

Due to the lease payments being variable, the Company has not recorded a right of use asset or lease liability on the balance sheet and will recognize the variable lease payments in the period when the obligation for those payments has occurred in accordance with ASC 842, Leases.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019 and December 31, 2018

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described immediately below.

On July 10, 2019, the Company borrowed $50,000 from Or Crown Auto and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later.

On July 17, 2019 the Company borrowed $2,500 from our current President and director, Vincent C. Lombardi, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later.

On July 30, 2019, the Company borrowed $50,000 from Biored, N.V., a Belgian corporation, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later.  The Company may seek additional loans from third parties in the near future on the same or similar terms.

On July 31, 2019, the Company borrowed $50,000 from Leland A. and Terri L. Martineau and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later. The promissory note to the Martineaus also contains an assignment of a 3.0% interest in the Gross Crop Yield from the Company’s 2019 hemp crop in McDermitt, Nevada.

On July 30, 2019, the Company purchased a windrower for $56,500 from Campbell Tractor & Implement in Nampa, Idaho. This will be used in the harvesting of the industrial hemp crops.  The Company also has purchased a combine from USA Hemp Company in Molalla, Oregon on July 18, 2019 to be used in the harvesting of industrial hemp. These equipment items have been fully paid for by the Company except for a payment of $37,500 which is due to be made on the combine in a few weeks when it is delivered.

On August 8, 2019, the Company borrowed $50,000 from Michael Vardakis, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and in the Canadian provinces; and (ii) grow industrial hemp on a 200 acre parcel of undeveloped land located in McDermitt, Nevada which is leased to us, and to harvest and process the industrial hemp; and (iii) seek to raise additional equity funding.  During the next 12 months, our cash requirements include expenses to market our technology; lease payments, and related farming expenses for planting, harvesting, processing and marketing industrial hemp; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incidental to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully operate our industrial hemp farming operation.  We have no commitments to raise any additional funds at the present time, other than the S-1 filed on June 10, 2019 and we can offer no assurances that we will be able to raise additional funds on terms acceptable to the Company.

Results of Operations – Three Months Ended June 30, 2019

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2019.  We added a $230,000 investment in growing crops during the three months ended June 30, 2019. General and administrative expenses were $274,999 for the three months ended June 30, 2019.  We had a net loss of $276,795 for the three months ended June 30. 2019. Approximately $142,400 was incurred for consulting services, approximately $26,900 was incurred for agronomics, approximately $17,600 was incurred for casual labor, approximately $16,400 was incurred for rent, and approximately $54,200 was incurred for legal, accounting fees and similar fees related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the preparation and filing of reports with the SEC under the Exchange Act.

Results of Operations – Six Months Ended June 30, 2019

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2019.  We added a $230,000 investment in growing crops during the six months ended June 30, 2019. General and administrative expenses were $331,828 for the six months ended June 30, 2019.  We had a net loss of $333,624 for the six months ended June 30. 2019.  Approximately $142,400 was incurred for consulting services, approximately $26,900 was incurred for agronomics, approximately $17,600 was incurred for casual labor, approximately $16,400 was incurred for rent, and approximately $102,400 was incurred for legal and accounting fees related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the preparation and filing of reports with the SEC under the Exchange Act, and for legal expenses associated with the prosecution of patent applications.

Liquidity and Capital Resources

We had $8,432 in cash, $230,000 investment in growing crops and $218,227 in current liabilities as of June 30, 2019. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the six months ended June 30, 2019, we had an increase in accounts payable and accrued expenses of $142,803, we invested $230,000 in growing crops, we issued common stock for services of $100,000 and we issued common stock for product (hemp seed) of $100,000.  We also had depreciation of $1,500.  When this is all subtracted from our net loss of $333,624, it results in net cash used in operating activities of $219,321.

As reflected in the unaudited consolidated financial statements for the six months ended June 30, 2019, the Company has incurred current period losses and has had negative cash flows from operating activities. The Company also incurred losses in prior periods. Our currently available cash resources as of August 19, 2019 should allow us to conduct operations for at least the next six months. We intend to fund future operations for the next 12 months through cash on hand, and through raising funds from debt and/or equity offerings.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue our current operations for at least the next twelve months. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

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

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities.  On May 29, 2019, we issued 100,000 shares of our common stock to Unigenics Global, Ltd. and 100,000 shares of our common stock to Rainer Busch.  The shares issued to Unigenics Global, Ltd. were issued pursuant to a Seed Purchase Agreement and represent partial payment for the hemp seed purchased by us.  The shares issued to Mr. Busch were issued as compensation for consulting services previously provided to us by Mr. Busch.  We have entered into an agreement with Livingston Services LLC, which hosts subscription-based webinars that feature speakers from various companies and industries. Pursuant to this agreement, we will pay $6,000, in six (6) equal installments of $1,000 each month and 20,000 shares of the Company’s unregistered shares for these services.  These shares have been issued, or will be issued, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D promulgated by the SEC under that section.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2018.

Use of Proceeds of Registered Securities.  The Company has a registration statement on Form S-1 which was declared effective on August 9, 2019.  No registered securities were sold during the three or six months ended June 30, 2019, so there were no proceeds received from the sale of any registered securities during the three or six months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation filed March 28, 2019
3.3*	Bylaws

10.1*	Agreement with Livingston Securities LLC dated June 2019
10.2*	Consulting and Confidentiality Agreement with John Mentaberry dated June 15, 2019
10.3*	Promissory Note with Larry Mamey dated June 6, 2019
10.4*	Promissory Note with Or Crown Auto dated July 10, 2019
10.5*	Promissory Note with Vincent C. Lombardi dated July 17, 2019
10.6*	Agricultural Lease with John Mentaberry dated May 13, 2019
10.7*	Seed Purchase Agreement with Unigenics Global Ltd. dated May 23, 2019
10.8*	Promissory Note with Leland A. or Terri L. Martineau dated July 31, 2019
10.9*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.10*	Purchase Order with Campbell Tractor & Implement for Seed Planter dated April 22, 2019
10.11*	Equipment Invoice with Campbell Tractor & Implement for Disk dated May 17, 2019
10.12*	Purchase Order with Campbell Tractor & Implement for Windrower dated July 30, 2019
10.13*	Invoice from USA Hemp Company for a Combine dated July 18, 2019
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.

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

*

Incorporated by reference from the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	August 19, 2019	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	August 19, 2019	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director