Form 10-Q
period 2019-09-30
High Sierra Technologies, Inc.
filed 2019-11-19
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

_________________

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 19, 2019 – 20,389,642 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2018 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
September 30, 2019 and December 31, 2018 (Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

Current Assets
Cash	$ 18,796	$ 220,253
Investment in Growing Crops	230,000	-
Total Current Assets	248,796	220,253

Property, Plant and Equipment, net	170,500	-

Total Assets	$ 419,296	$ 220,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$ 325,000	$ -
Notes payable-Related party	30,557
Accounts payable and accrued expenses	179,668	25,424
Accounts payable and accrued expenses-Related party	89	-
Total Current Liabilities	535,314	25,424

Total Liabilities	535,314	25,424

Commitments and contingencies	-	-

Stockholder's Equity (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares
authorized, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,389,642 and 20,189,642 issued and outstanding at September 30, 2019 and December 31, 2018	437,348	237,348
Accumulated (Deficit)	(553,366)	(42,519)
Total Stockholders' Equity (Deficit)	(116,018)	194,829
Total Liabilities and Stockholders' Equity (Deficit)	$ 419,296	$ 220,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2019 and

August 6, 2018 (Inception) through September 30, 2018

(Unaudited)

		August 6, 2018		August 6, 2018
	Three Months	(Inception)	Nine Months	(Inception)
	Ended	Through	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Depreciation	4,750	-	6,250	-
General and administrative	167,497	6,095	499,325	6,095
Impairment loss	-	(7,683)	-	(7,683)

Total operating expenses	172,247	13,778	505,575	13,778

(Loss) before other expenses	(172,247)	(13,778)	(505,575)	(13,778)

Other (expense)
Interest (expense)	(4,888)	-	(5,184)	-
Interest (expense)-Related party	(88)	-	(88)	-

	(4,976)	-	(5,272)	-

(Loss) before income taxes	(177,223)	(13,778)	(510,847)	(13,778)
Income taxes	-	-	-	-

Net (loss)	$ (177,223)	$ (13,778)	$ (510,847)	$ (13,778)

(Loss) per share-Basic and diluted	$ (0.03)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	20,389,642	15,433,025	20,282,682	15,433,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Three, Nine Months Ended September 30, 2019 and August 6, 2018 (Inception) Through September 30, 2018
(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity/(Deficit)
Balance-August 6, 2018 (Inception)	-	$ -	-	$ -	$ -	$ -

Recapitalization entry	-	-	4,756,617	212,265	-	212,265

Common stock issued for services	-	-	5,150,000	5,150	-	5,150

Common stock issued for patents and intellectual property	-	-	7,683,025	7,683	-	7,683

Common stock issued for cash	-	-	2,650,000	12,250	-	12,250

Net (loss) for the period from inception to September 30, 2018	-	-	-	-	(13,778)	(13,778)

Balance-September 30, 2018	-	-	20,189,642	237,348	(13,778)	223,570

Net (loss) for the three months ended December 31, 2018	-	-	-	-	(28,741)	(28,741)

Balance-December 31, 2018	-	-	20,189,642	237,348	(42,519)	194,829

Net(loss) for the three months ended March 31, 2019	-	-	-	-	(56,829)	(56,829)

Balance-March 31, 2019	-	-	20,189,642	237,348	(99,348)	138,000

Common stock issued for services	-	-	100,000	100,000	-	100,000

Common stock issued for product	-	-	100,000	100,000	-	100,000

Net (loss) for the three months ended June 30, 2019	-	-	-	-	(276,795)	(276,795)

Balance-June 30, 2019	-	-	20,389,642	437,348	(376,143)	61,205

Net (loss) for the three months ended September 30, 2019	-	-	-	-	(177,223)	(177,223)

Balance-September 30, 2019	-	$ -	20,389,642	$ 437,348	$ (553,366)	$ (116,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
		Inception
	Nine Months	(August 6, 2018)
	Ended	Through
	September 30,	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (510,847)	$ (13,778)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	6,250	-
Common stock issued for services	100,000	5,150
Impairment loss	-	7,683
Changes in assets and liabilities:
Investment in growing crops	(130,000)	-
Increase in accounts payable and accrued expenses	154,333	-

Net cash used in operating activities	(380,264)	(945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(176,750)	-

Net cash used in investing activities	(176,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscription receivable	-	(850)
Proceeds from sale of common stock	-	12,250
Proceeds from notes payable	325,000	-
Proceeds from notes payable - related party	30,557	-

Net cash provided by financing activities	355,557	11,400

Net (decrease) in cash	(201,457)	10,455

CASH AT BEGINNING PERIOD	220,253	-

CASH AT END OF PERIOD	$ 18,796	$ 10,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
NON-CASH TRANSACTIONS
Common stock issued for investment in growing crops	$ 100,000	$ -
Common stock issued for patents and intellectual property-Impaired	$ -	$ 7,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

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

The Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and currently are licensing these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same. The Company is also growing industrial hemp on a 200 acre property it leases in McDermitt, Nevada and will incur ongoing expenses in relation to this project (see Notes 9, 10 and 11).

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

HIGH SIERRA TECNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to third parties, employees and directors, including stock options. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

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

All transactions in which goods or third-party services are the consideration received for the issuance of equity instruments are accounted for under ASC 505, until January 1, 2019 and are based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable on the earlier of the commitment date or completion date.

Upon the adoption of ASU 2018-07, the Company measured the fair value of equity instruments for nonemployee based payment awards on the grant date.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of September 30, 2019 or December 31, 2018.

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at September 30, 2019 or December 31, 2018, and recorded no impairment losses during the nine months ended September 30, 2019 and $7,683 of impairment losses during the period ended September 30, 2018.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended September 30, 2019 and 2018 were $0.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

Income Taxes - continued

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of September 30, 2019 and December 31, 2018.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

NOTE 3 – Investment in Growing Crops

Investment in growing crops consists of the cost of the crop inputs in the ground at September 30, 2019 and are recorded at cost and will be expensed to cost of goods sold once the crops are harvested and sold.

	September 30, 2019	December 31, 2018
Raw materials	$230,000,000	$ - -

NOTE 4 – Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Lives	September 30, 2019	December 31, 2018

Equipment	5	$176,750	$ -
Less: accumulated depreciation		(6,250)	-
		$170,500	$ -

Depreciation expense was $6,250 and $4,750 for the nine and three months ended September 30, 2019.

NOTE 5 – Intangibles

During the period from inception to September 30, 2018, the Company acquired certain provisional patents and other rights for a value of $7,683.  The Company has impaired the value of these patents at September 30, 2018, as their value was deemed to not be recoverable.

NOTE 6 – Notes Payable

The Company’s debt consists of the following:

September 30, 2019
Notes payable, 9% interest, interest and principal due December 6, 2019 through March 11, 2020, unsecured(1)	$325,000

Total due	325,000
Current Portion	325,000
Long-term portion	$ -

(1)

 One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV.  No accrual has been made for this interest.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

NOTE 7 – Notes Payable-Related Party

The Company’s debt consists of the following:

September 30, 2019
Notes payable, 1.69-9% interest, interest and principal due November 30, 2019 through January 17, 2020, unsecured	$30,557

Total due	30,557
Current Portion	30,557
Long-term portion	$ -

NOTE 8 – Capital Changes

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

The Company issued 15,433,025 shares of its common stock at $.001 per share for a total of $25,083 during the period ended December 31, 2018 of which $12,250 was paid for in cash, $7,683 was paid by the contribution of certain intangibles, and $5,150 was for services.

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

NOTE 9 – Contingencies and Commitments and Legal Matters Agreement and Plan of Merger

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 and December 31, 2018

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

NOTE 10 - 2019 Hemp Crop

On September 5, 2019, the Company submitted its Harvest Report to the State of Nevada Department of Agriculture for approval to commence harvesting.  On September 16, 2019, the State of Nevada Department of Agriculture inspected the 2019 hemp crop.  On September 30, 2019, the State of Nevada Department of Agriculture issued a certificate of compliance for a portion of the 2019 hemp crop so that the Company could commence harvesting operations on this portion of the crop.

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described immediately below.

On October 18, 2019 the Company borrowed $4,000 from our current President and director, Vincent C. Lombardi, and entered into an unsecured promissory note which bears interest at nine percent (1.69%) per annum and is due November 18, 2019.

On November 1, 2019 the Company borrowed $25,000 from Michael Vardakis, and entered into an unsecured promissory note which bears interest at nine percent (9%) per annum and is due May 1, 2020.

During the first week of October 2019, the Company began harvesting a portion of the 2019 hemp crop.  The harvesting is not yet completed and no plant mass has been processed or offered for sale as of the date hereof.

On October 22, 2019, the Company received a notice from the State of Nevada Department of Agriculture that a portion of its 2019 hemp crop did not meet the criteria for hemp promulgated by the State of Nevada and, thus, this portion of the 2019 hemp crop would have to be disposed of.

On October 30, 2019 the Company submitted its Disposal Plan to State of Nevada Department of Agriculture but it has not yet received a formal approval of the Disposal Plan.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and in the Canadian provinces; and (ii) grow industrial hemp on a 200 acre parcel of undeveloped land located in McDermitt, Nevada which is leased to us, and to harvest, process and sell the industrial hemp; and (iii) seek to raise additional equity funding.  During the next 12 months, our cash requirements include expenses to market our technology; payment of lease payments, and related farming expenses for planting, harvesting, processing and marketing industrial hemp; repayment of various loans that become due in the next 12 months; and the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully operate our industrial hemp farming operation.  We have no commitments to raise any additional funds at the present time, and we can offer to assurances that we will be able to raise additional funds on terms acceptable to the Company.

On September 5, 2019, the Company submitted its Harvest Report to the State of Nevada Department of Agriculture for approval to commence harvesting.  On September 16, 2019, the State of Nevada Department of Agriculture inspected the 2019 hemp crop.  On September 30, 2019, the State of Nevada Department of Agriculture issued a certificate of compliance for approximately two-thirds (2/3) of the 2019 hemp crop so that the Company could commence harvesting operations on this portion of the crop.

During the first week of October 2019, the Company began harvesting a portion of the 2019 hemp crop.  The harvesting is not yet completed and no plant mass has been processed or offered for sale as of the date hereof.

On October 22, 2019, the Company received a notice from the State of Nevada Department of Agriculture that approximately one-third (1/3) of its 2019 hemp crop did not meet the criteria for hemp promulgated by the State of Nevada and, thus, this portion of the 2019 hemp crop would have to be disposed of. On October 30, 2019 the Company submitted its Disposal Plan to State of Nevada Department of Agriculture but it has not yet received a formal approval of the Disposal Plan.

The Company is currently evaluating how soon it should be able to complete the harvesting and processing of the hemp crop and begin to make sales.

The Company entered into a Consulting Agreement effective as of August 1, 2019 with Richard Thompson and David Graves to provide services as independent contractors associated with the Company’s industrial hemp farming operations.

Results of Operations – Three Months Ended September 30, 2019 and Period from Inception through September 30, 2018

We have generated no revenues since inception.

We had $4,750 in depreciation in the three months ended September 30, 2019, compared to $0 in the period from inception (August 6, 2018) through September 30, 2018.  General and administrative expenses were $167,497 for the three months ended September 30, 2019, as compared to only $6,095 incurred in the period from inception (August 6, 2018) through September 30, 2018.  We had no impairment loss in the three months ended September 30, 2019, compared to an impairment loss of $7,683 incurred in the period from inception (August 6, 2018) through September 30, 2018. We incurred interest expense of $4,888 in the three months ended September 30, 2019, compared to $0 in the period from inception (August 6, 2018) through September 30, 2018. This is due to the Company borrowing money in the second and third quarters of 2019.  We incurred interest expense-related party of $88 in the three months ended September 30, 2019, compared to $0 in the period from inception (August 6, 2018) through September 30, 2018.

We incurred a net loss of $177,223 for the three months ended September 30, 2019, as compared to a net loss of $13,958 incurred in the period from inception (August 6, 2018) through September 30, 2018.

Results of Operations – Nine Months Ended September 30, 2019 and Period from Inception through September 30, 2018

We have generated no revenues since inception.

We had $6,250 in depreciation in the nine months ended September 30, 2019, compared to $0 in the period from inception (August 6, 2018) through September 30, 2018.  General and administrative expenses were $499,325 for the nine months ended September 30, 2019, as compared to only $6,095 incurred in the period from inception (August 6, 2018) through September 30, 2018.  We had no impairment loss in the nine months ended September 30, 2019, compared to an impairment loss of $7,683 incurred in the period from inception (August 6, 2018) through September 30, 2018. We incurred interest expense of $5,184 in the nine months ended September 30, 2019, compared to $0 in the period from inception (August 6, 2018) through September 30, 2018. This is due to the Company borrowing money in the second and third quarters of 2019.  We incurred interest expense-related party of $88 in the nine months ended September 30, 2019, compared to $0 in the period from inception (August 6, 2018) through September 30, 2018.

We incurred a net loss of $510,847 for the nine months ended September 30, 2019, as compared to a net loss of $13,958 incurred in the period from inception (August 6, 2018) through September 30, 2018.

Liquidity and Capital Resources

We had total current assets of $248,796, consisting of $18,796 in cash and $230,000 investment in growing crops as of September 30, 2019, as compared to $220,253 in cash as our only asset at December 31, 2018.  We had total current liabilities of $535,314, consisting of notes payable $325,000, notes payable-related party of $30,557, accounts payable and accrued expenses of $179,668 and accounts payable and accrued expenses-related party of $89 as of September 30, 2019. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the nine months ended September 30, 2019, we had an increase in accounts payable and accrued expenses of $154,333, we invested $130,000 in growing crops and we issued common stock for services of $100,000.  We also had depreciation of $6,250.  When considered in light of our net loss of $510,847 for the nine months ended September 30, 2019, it results in net cash used in operating activities of $380,264.

We purchased $176,750 of property, plant and equipment in the nine months ended September 30, 2019 which resulted in net cash used in investing activities of $176,750.

In the nine months ended September 30, 2019, we had an increase in cash from financing activities of $325,000 from proceeds received from notes payable and $30,557 from notes payable - related party, which resulted in cash on hand of $18,796 as of September 30, 2019.

During the three months ended September 30, 2019, the Company borrowed funds from several lenders in order to cover expenses being incurred in connection with the Company’s commercial hemp farming operations.  Information concerning these loans and other loans entered into since July 1, 2019 include the following: (a) On July 10, 2019, the Company borrowed $50,000 from Or Crown Auto and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; (b) On July 17, 2019, the Company borrowed $2,500 from our current President and director, Vincent C. Lombardi, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; (c) On July 31, 2019, the Company borrowed $50,000 from Leland A. and Terri L. Martineau and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later. The promissory note to the Martineaus also contains an assignment of a 3.0% interest in the Gross Crop Yield from the Company’s 2019 hemp crop in McDermitt, Nevada; (d) On July 30, 2019, the Company borrowed $50,000 from Biored N.V., a Belgian corporation, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; (e) On August 8, 2019, the Company borrowed $50,000 from Michael Vardakis, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; (f) On August 24, 2019, the Company borrowed $50,000 from Michael Vardakis and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; (g) On August 30, 2019, the Company borrowed $18,900 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at one and 91/100 percent (1.91%) per annum and is due one (1) month later. This loan was extended for an additional two (2) months; (h) On September 5, 2019, the Company borrowed $9,156.83 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at one and 85/100 percent (1.85%) per annum and is due one (1) month later. This loan was extended for an additional two (2) months; (i) On September 11, 2019, the Company borrowed $50,000 from Michael Vardakis and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; (j) On October 18, 2019, the Company borrowed $4,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at one and 69/100 percent (1.69%) per annum and is due one (1) month later; (k) On November 1, 2019, the Company borrowed $25,000 from Michael Vardakis and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later; Copies of these promissory notes have been attached as exhibits to this Quarterly Report or to other documents previously filed with the U.S. Securities and Exchange Commission.  See the Exhibit Index below.  The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis.  But the Company can offer no assurance that additional funds will be available to the Company.

As reflected in the unaudited consolidated financial statements, the Company has incurred current period losses and has had negative cash flows from operating activities. The Company also incurred losses in prior periods. Our currently available cash resources as of September 30, 2019 are not sufficient to sustain operations for the next 90 days.  As a result the Company’s footnotes to its financial statements contain a going concern note.

The Company has sustained operating losses during the current year-to-date and may not achieve the level of profitable operations to sustain its activities.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings, and through operations.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.  .  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue our current operations for at least the next twelve months. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available to the Company it may be required to curtail its operations.

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

Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Use of Proceeds of Registered Securities.  The Company has a registration statement on Form S-1 which was declared effective on August 9, 2019.  No registered securities were sold during the three or nine months ended September 30, 2019, so there were no proceeds received from the sale of any registered securities during the three or nine months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation filed March 28, 2019
3.3*	Bylaws
10.1*	Agreement with Livingston Securities LLC dated June 2019
10.2*	Consulting and Confidentiality Agreement with John Mentaberry dated June 15, 2019
10.3*	Promissory Note with Larry Mamey dated June 6, 2019
10.4*	Promissory Note with Or Crown Auto dated July 10, 2019
10.5*	Promissory Note with Vincent C. Lombardi dated July 17, 2019
10.6*	Agricultural Lease with John Mentaberry dated May 13, 2019
10.7*	Seed Purchase Agreement with Unigenics Global Ltd. dated May 23, 2019
10.8*	Promissory Note with Leland A. or Terri L. Martineau dated July 31, 2019
10.9*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.10*	Purchase Order with Campbell Tractor & Implement for Seed Planter dated April 22, 2019
10.11*	Equipment Invoice with Campbell Tractor & Implement for Disk dated May 17, 2019
10.12*	Purchase Order with Campbell Tractor & Implement for Windrower dated July 30, 2019
10.13*	Invoice from USA Hemp Company for a Combine dated July 18, 2019
10.14	Promissory Note with Michael Vardakis dated August 8, 2019
10.15	Promissory Note with Michael Vardakis dated August 24, 2019
10.16	Promissory Note with Vincent C. Lombardi dated August 30, 2019 and First Amendment Thereto
10.17	Promissory Note with Vincent C. Lombardi dated September 5, 2019 and First Amendment Thereto
10.18	Promissory Note with Michael Vardakis dated September 11, 2019
10.19	Promissory Note with Vincent C. Lombardi dated October 18, 2019
10.20	Consulting Agreement with Richard Thompson and Richard Graves dated Effective August 1, 2019
10.21	Promissory Note with Michael Vardakis dated November 1, 2019
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
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

High Sierra Technologies, Inc.

Date:	November 19, 2019	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	November 19, 2019	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director