Form 10-K
period 2019-12-31
High Sierra Technologies, Inc.
filed 2020-06-03
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from to

Commission File Number:  000-52036

HIGH SIERRA TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its Charter)

Colorado	84-1344320
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1495 Ridgeview Drive, Suite 230A

Reno, NV 89519

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
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

The market value of the voting and non-voting common stock held by non-affiliates at such date (June 30, 2019) was $10,362,052.50, based on 8,289,642 shares then held by non-affiliates, and an average of the bid and ask prices of $1.25 per share.

Outstanding Shares

As of June 3, 2020, the Registrant had 20,189,642 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTES

Except as otherwise indicated by context, references to the “Company,” “we,” “our,” “us,” “Gulf & Orient” and words of similar import refer to “High Sierra Technologies, Inc.,” a Colorado corporation (formerly known as Gulf & Orient Steamship Company, Ltd.), which is the Registrant, and its wholly-owned subsidiaries, High Sierra Technologies, Inc., a Nevada corporation, and Gulf Acquisition, Inc., a Nevada corporation (“Gulf Acquisition”), which was formed as an acquisition subsidiary.

The Company is filing its Annual Report on Form 10-K for the year ended December 31, 2019 after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “COVID-19 Order”).

The Company was impacted by the COVID-19 virus and has relied on the COVID-19 Order. The Company’s Chief Financial Officer resides in the State of Nevada.  The State of Nevada issued a lockdown order due to the COVID-19 virus which has resulted in certain offices being closed.  This delayed the ability of the Company’s Chief Financial Officer to provide certain financial information concerning the Company to the Company’s accountant who prepared the Company’s financial statements for the year ended December 31, 2019.  In turn, this delayed the audit of the Company’s financial statements and the Company’s ability to file its Annual Report on Form 10-K for the year ended December 31, 2019 on a timely basis.

CAUTIONARY STATEMENTS

There has been no established trading market in our common stock for many years. Additionally, many of the approximately 8,289,642 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary became saleable under Rule 144 in January 2020, and may now be sold into any trading market that may develop for our shares. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

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

In May of 1996, we issued “restricted securities” (common stock) at our inception, and conducted an offering under Rule 504 of Regulation D of the Securities and Exchange Commission (the “SEC”).  This offering was also conducted in accordance with Section 11-51-308(1)(p) of the Colorado Revised Statutes that allowed “public solicitation” of “accredited investors.” Our proposed business operations were unsuccessful, and we had no material business operations from March 7, 1997 through December 31, 2018.

Copies of our Articles of Incorporation and our By-Laws were attached to our 10-SB Registration Statement that was filed with the SEC on June 7, 2006, and were attached to our 10-K Annual Report for the period ended December 31, 2013.  See Part IV, Item 15.

We voluntarily filed our 10-SB Registration Statement so that we could become a “reporting issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On November 7, 2017, we, along with our newly formed wholly-owned subsidiary, Gulf Acquisition, and our President, entered into an Agreement and Plan or Merger (the “Merger Agreement”) with US 3D Printing, Inc., a Utah corporation (“US 3D”), and certain of its principals and majority shareholders.  The conditions of the Merger Agreement were not satisfied by the Termination Date, and therefore the Merger Agreement with US 3D was terminated.

On December 31, 2018 (the “Closing Date” or “Closing”), we entered into a Share Exchange Agreement (the “Agreement”) with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”) and all of the shareholders of High Sierra, pursuant to which we acquired 100% of the issued and outstanding shares of common stock of High Sierra (the “Share Exchange” or “Acquisition”).  The Acquisition of High Sierra was consummated on the same date, and High Sierra is now a wholly-owned subsidiary of the Company. The names of the shareholders of High Sierra are listed in the Agreement, a copy of which is attached to our Form 8-K Current Report filed with the SEC on January 2, 2019 as Exhibit 2.1. As consideration for the Share Exchange, we issued a total of 15,433,025 shares of our common stock to the High Sierra shareholders.

The Share Exchange was treated as a recapitalization of the Company for financial accounting purposes. High Sierra is considered the acquirer for accounting purposes, and our historical financial statements before the Share Exchange will be replaced with the historical financial statements of High Sierra.

The issuance of shares of the Company’s common stock to holders of High Sierra’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

In connection with the Acquisition of High Sierra, we also issued 1,087,525 shares of its common stock to Michael Vardakis, the former President and director of the Company, for a cash payment of $21,750.50, 120,000 shares of its common stock to Melissa Ladakis, the former Secretary and director of the Company, for services rendered which were valued at $0.02 per share, 30,000 shares of its common stock to Lynette Kelch, for services rendered which were valued at $0.02 per share; and 1,800,000 shares of its common stock to Biored, N.V., a Belgian corporation (“Biored”). Biored loaned the Company $500,000 in early June 2018 at five percent (5.0%) interest per annum.

Biored converted the principal amount of its loan ($500,000) and accrued interest of approximately $14,500 to the 1,800,000 shares of our common stock which it received, at a conversion price of approximately $0.2858 per share.

Similarly, the issuance of our shares of common stock to Biored, Mr. Vardakis, Ms. Ladakis and Ms. Kelch was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

Under the terms of the Agreement, as consideration for the Acquisition, the shareholders of High Sierra who collectively owned 15,433,025 shares of common stock of High Sierra, received one (1) share of our common stock for each one (1) share of High Sierra common stock exchanged in the transaction. As a result, the High Sierra shareholders, as a group, received 15,433,025 shares of our common stock in the exchange, which represents approximately 76.44% of the 20,189,642 issued and outstanding shares of our common stock immediately following the Acquisition.

The Agreement provided that at the Closing the Company would cause its Board of Directors to elect Vincent C. Lombardi to the Company’s Board of Directors to serve together with Michael Vardakis, that the pre-Closing officers of the Company (Michael Vardakis and Melissa Ladakis) would resign, and that the Board of Directors would appoint Vincent C. Lombardi as Chief Executive Officer and President, and Gregg W. Koechlein as the Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Koechlein was also appointed as the Chief Operating Officer. This all occurred on the Closing Date.

On March 25, 2019 a Special Meeting of the Company’s Stockholders was held at which the stockholders voted to change the Company’s name to High Sierra Technologies, Inc., and to approve certain other changes in the Company’s Articles of Incorporation which are described in the Company’s Definitive Proxy Statement.  These changes became effective on April 1, 2019.  A copy of our Amended and Restated Articles of Incorporation is attached to the Company’s Annual Report for the year ended December 31, 2018 as Exhibit 3.2.

On March 25, 2019 following the shareholder meeting, Michael Vardakis resigned as a director of the Company.  On March 26, 2019, Vincent C. Lombardi, as the only remaining director of the Company, appointed Gregg W. Koechlein as a director of the Company to fill the vacancy left by Mr. Vardakis’ resignation.

Description of Business

The Company’s business is now focused on the business of its wholly-owned subsidiary, High Sierra Technologies, Inc. (“High Sierra”).  High Sierra was incorporated in the State of Nevada in August of 2018.  It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D. (the “Intellectual Property”) who is an officer, director and co-founder of High Sierra.  High Sierra was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

The current Intellectual Property portfolio consists of all of the rights, title and interest that Dr. Lombardi had in certain two Provisional Patent Applications (collectively, the “Applications”).  Assignments of both of these applications, which assign their ownership to High Sierra, have been filed with the United States Patent & Trademark Office. The Applications have since been incorporated into and converted into a single all-encompassing Utility Patent Application which has been filed with numerous governmental agencies in the United States, Canada and multiple other countries as is discussed below (collectively the “Utility Patent Applications”).

The Intellectual Property

High Sierra now owns two provisional patent applications which it acquired from Dr. Lombardi.  The first Application describes a new and novel cannabis product that is produced by removing or significantly reducing the naturally occurring compliment of volatile organic molecules from cannabis, which primarily consist of terpenes, and are collectively known as the essential oils.  This new and novel cannabis product embodies any product produced from any of the flowering plants of the genus Cannabis, using any convenient method for removing or significantly reducing the naturally occurring compliment of essential oils, and, which at the same time, generally preserves the naturally occurring compliment of cannabinoids in a product that retains the naturally occurring physical structure of cannabis plant material that is normally consumed by way of smoking (combustion and subsequent inhalation) and also leaves the modified harvested cannabis plant material undamaged and still in a condition that it can be smoked in the same manner as before it was modified by the process and/or processes described herein. As used herein, the term “cannabis” includes industrial hemp which is defined as the plant Cannabis sativa L. having a Δ9-tetrahydrocannabinol (THC) concentration of not more than 0.3 percent on a dry weight basis (“Hemp”).

The second Application describes a new and novel cannabis product that is produced by further modifying a cannabis product based on the first Application containing cannabis plant material that has been previously modified by removing or significantly reducing the naturally occurring compliment of volatile organic molecules, which primarily consist of terpenes, and are collectively known as the essential oils, so as to create a low, or no, odor and reduced flavor form of cannabis product. The previously modified cannabis product is then subjected to additional modification, or modifications, consisting of the addition of volatile organic molecules, either naturally occurring or synthetically produced, including, but not limited to, essential oils, flavorings or terpenes and terpenoids so as to cause it to have new and unique odors and flavors.

By using the techniques and processes covered by the two Applications, High Sierra can create a low, or no, odor and reduced flavor form of cannabis, which can be used in that state or modified to have new and unique odors and flavors.

High Sierra’s Intellectual Property encompasses the dried cannabis plant material, or flower, that is intended to be smoked, as well as any dried cannabis plant material that is intended to be smoked and to which flavoring is added. It should be noted that this technology is also applicable to the use of hemp-based products that are to be smoked both in non-flavored and flavored forms.

The Applications and the Utility Patent Applications are based on the premise that cannabis (also known as marijuana) which is a preparation of the cannabis plant that encompasses at least three genera of flowering plant in the family of Cannabaceae including Cannabis sativa, Cannabis indica and Cannabis ruderalis has a distinct odor and flavor, primarily as a result of several volatile small molecules known as terpenes. These terpenes are also present in the genus of the flowering plant commonly known as hemp.  Although the odor and flavor that results from the presence of these terpenes is desirable to many users of cannabis and/or hemp, the strong and pungent odor, as well as the distinctive flavor, is undesirable by others especially due to the fact that the odor lingers after use of cannabis and/or hemp. Additionally, the characteristic odor makes it obvious that a given individual has recently used cannabis and/or hemp. Since a user of hemp is doing so for solely medicinal purposes, High Sierra believes this negative characteristic is of even greater importance to a user of a hemp-based product. Furthermore, the strong and pervasive odor, as well as the distinctive flavor, that results from the presence of these terpenes represents an obstacle for creating a flavored form of cannabis and/or hemp which High Sierra believes to be desirable.

High Sierra has engaged the law firm of Oliff PLC to prosecute its Provisional Patent Applications and its Utility Patent Applications.  In January 2019, the two provisional patent Applications were combined into one broad and all-encompassing Utility Patent Application which was filed with the United States Patent and Trademark Office, the Canadian Intellectual Property Office and under the provisions of the Patent Cooperation Treaty (“PCT”) which will afford High Sierra additional temporary protection in an additional 152 other countries.

High Sierra’s current Intellectual Property Applications are specific to the dried cannabis plant material where the characteristic odor and flavor have been removed or significantly reduced as well as products that utilizes the first product. High Sierra believes that its intellectual property may be able to be expanded to include other opportunities in the cannabis and industrial hemp markets.  High Sierra is currently attempting to develop such products, independently, and through joint venture arrangements.  However, the Company can offer no assurance that High Sierra will be successful in this effort.

High Sierra believes that it is likely that its Provisional Patent Applications and the Utility Patent Applications will be converted into full Utility Patents in due course in both the United States and Canada.  During the time allowed under the provisions of the PCT, High Sierra intends to determine in which foreign countries it will be appropriate to file additional utility patent applications.

The Company’s Patent Pending products and the processes by which they are generated are specific to modified forms of cannabis which have little or none of the characteristic odors common to cannabis, as well as any modified or flavored products produced with the previously modified cannabis products.  The Company believes that these products and processes may also be applicable to industrial hemp as defined in the Hemp Farming Act of 2018.

Marketing Plans to License the Intellectual Property

High Sierra is now marketing the licensing of its technology in states in the U.S. where cannabis and/or hemp has been legalized both for medicinal and/or recreational use.  It also plans to use a similar marketing strategy in all provinces in Canada which has legalized both the medicinal and recreational uses of cannabis as of October 17, 2018. Hemp has long been legal in Canada. High Sierra is targeting entities that are licensed to produce, process and/or manufacture cannabis and/or hemp related products.  High Sierra also believes that its technology will be of interest to tobacco companies in the United States, Canada and other places if those companies choose to enter the cannabis and/or hemp marketplaces as the legalization of cannabis and/or hemp progresses.

High Sierra considers every manufacturer of cannabis and/or hemp products a potential customer. Because each is registered with its respective State and are of public record, High Sierra has begun to identify each manufacturer for a direct marketing campaign. High Sierra plans to aggressively exploit what it believes to be niche areas of the cannabis and/or hemp markets that are not currently being addressed.

Presently, manufacturers of cannabis and/or hemp products are limited to selling low-odor cannabis and/or hemp for smoking, as an extract, and are limited to selling flavored product either as an extract for smoking or edibles. While it is possible to produce a flavored dried plant form without first removing the natural complement of terpenes, High Sierra believes that the strong natural smell and flavor makes it impractical to add additional flavoring other than additional terpenes.

Because low odor or no odor cannabis and/or hemp plant material products for smoking are novel and currently do not exist, it is High Sierra’s goal to create a market for such products by demonstrating their utility and desirability. Low-odor cannabis and/or hemp plant material allows one to smoke cannabis and/or hemp without its use being apparent due to the residual smell on the user. It also allows the user the convenience of smoking cannabis and/or hemp in the form of a rolled cigarette or a pipe. Because low-odor and flavored cannabis and/or hemp plant material can be conveniently made into cigarettes, it is High Sierra’s belief that as cannabis and/or hemp gain acceptance according to local and Federal laws, that the large tobacco companies will want to enter the cannabis and/or hemp market spaces and will rely on their present business model of selling cigarettes that are pre-packaged. These companies are all potential clients to license High Sierra’s technology.

Failure of Industrial Hemp Farming Crop and Activities

In 2019 High Sierra entered into a Lease Agreement for the use of 200 acres of land in McDermitt, Nevada to be used as an experiment for determining the viability of operating a large-scale hemp farming concern.  Concurrently with the execution of the Lease Agreement, High Sierra also entered into a Consulting Agreement with the owner of the land for his services in managing the farming activities. In approximately November 2019, management determined that it was not in the best interest of High Sierra to continue to spend money on the farm due to the failure of the crop.  The failure of the crop was, largely due to inconsistencies in the quality of seeds that are commercially available as well as logistical issues with respect to managing farming activities.  The hemp seeds purchased and planted by the Company had the following three basic problems: (a) too many male plants were produced and male plants produce little or no CBD; (b) one-third of the crop was too high in its THC content and had to be destroyed; and (c) the resulting crop that could be harvested had very little biomass with a very low CBD content.

High Sierra is now in the process of determining the best use of the equipment that was purchased for use in the farming activities.

Possible Hemp Processing Business

High Sierra has also identified the need for the provision of the processing of Hemp biomass into various types of CBD oils, distillates and isolates. It has also identified a significant lack of these services throughout the United States and, in particular the West Coast of the United States.  In response to this, and subject to raising sufficient funds which the Company is now seeking, High Sierra is planning on the construction and operation of a state of the art / pharmaceutical grade processing facility which will be GMP Certified as soon as possible once operations have commenced, for such processing of Hemp biomass to be located in Northern Nevada.   Once the processing facility is in operation, High Sierra intends to begin the process to have the processing facility GMP Certified. The processing facility that High Sierra is planning to create will have an initial capacity of 10,000 to 12,000 pounds of Hemp biomass per day.  Currently, the price for processing Hemp biomass is between $10.00 and $12.00 per pound depending on the CBD content of the biomass. We do not anticipate buying any Hemp biomass outright and then marketing the resulting products.  However, this is a possibility that we will consider in the future if we feel it is economically viable.  The Company will first need to successfully raise substantial equity funds before undertaking such a construction project.  The Company can offer no assurance that it will be able to successfully raise such funds.

General Information Concerning Cannabis and Hemp and Related Regulatory Laws

Currently, cannabis is consumed in three forms. The dried plant material that is smoked, extracts of cannabis that are smoked using devices such as e-cigarettes, and cannabis consumables. Hemp based products may also be consumed by these same three methods as well as being used as a topical application to the skin. High Sierra’s Intellectual Property is currently specific for dried cannabis plant material, including hemp, which is intended to be consumed by smoking which High Sierra believes to be the largest segment of the cannabis related market.

Recreational cannabis is now currently legal in eleven states and the District of Columbia and medicinal cannabis is legal in 33 states, the District of Columbia, Guam and Puerto Rico. Thirteen states and the U.S. Virgin Islands have passed laws decriminalizing cannabis in some form.  In addition, Canada has legalized both medicinal and recreational cannabis in all provinces as of October 17, 2018.  Hemp, which is defined as cannabis, with a tetrahydrocannabinol (THC) content of less than 0.3%, has long been legalized in Canada. It should be noted that cannabis continues to be illegal at the Federal level in the United States. It should be further noted that, with the President’s signature on the Hemp Farming Act of 2018 that was passed overwhelmingly by Congress, the non-psychoactive components of cannabis, such as cannabidiol will become legal in all states and will cease to be controlled substances that come under the authority of the Food and Drug Administration.

With the enactment on December 20, 2018 of the Hemp Farming Act of 2018, hemp and/or cannabidiol based products are no longer classified as controlled substances. High Sierra believes that its technology will also be readily applicable to hemp and/or cannabidiol based products that may be consumed via combustion and subsequent inhalation and/or ingestion in various forms.  Because there are currently known uses of hemp and/or cannabidiol products that use combustion and subsequent inhalation as a method of consumption, High Sierra believes that such producers and users of these products will see a similar advantage to the use of High Sierra’s technologies as do the producers and users of medical and recreational cannabis products that are consumed via combustion and subsequent inhalation and/or ingestion in various forms.

Because High Sierra’s business model is based on (1) the licensing of its technology, and (2) the processing of hemp biomass for third parties, it is not necessary for High Sierra to handle, sell or distribute cannabis in order to benefit from the rapidly expanding cannabis market. Accordingly, High Sierra is not directly subject to the limitations imposed by these existing Federal laws in the United States as they may relate to cannabis. With the enactment on December 20, 2018 of the Hemp Farming Act of 2018, hemp-based products have ceased to be controlled substances that come under the authority of the Drug Enforcement Administration thus providing High Sierra an opportunity in a new marketplace that is not subject to the same level of Federal regulation as is the marijuana form of cannabis. This puts High Sierra in a unique position to benefit from the rapidly expanding cannabis and hemp industries, while at the same time, not being directly subject to the Federal controlled substance laws of the United States.

Market Place Overview

According to a report by the Brightfield Group, the global cannabis market is currently estimated to be worth $7.7 billion and will likely experience a compound annual growth rate of 60 percent as other countries liberalize their marijuana laws. It should also be noted that Wall Street analysts have projected that the change in the laws related to cannabis in Canada could create as much as $5 billion in additional sales. The international market for cannabis is projected to hit $31.4 billion by 2021, according to a report from the Brightfield Group.  Cowen & Co. has estimated that U.S. cannabis sales could reach $75 billion by 2030.  Furthermore, a report by the European investment bank Bryan, Garnier & Co., projects legal global cannabis market will grow by more than 1,000% over the next decade and could reach $140 billion by 2027.

According to 2016 statistics reported by the State of Washington, sales of cannabis flower represented 61% of total cannabis product sales. Because of the new and novel nature of High Sierra’s product, it’s difficult to estimate the potential market; however, if one assumes that cigarette sales statistics are a reflection of potential cannabis sales, methanol cigarette sales are estimated to represent 30% of total tobacco sales (Lorillard, Inc. 2012 Form 10-K, p. 40. U.S. Securities and Exchange Commission). High Sierra believes that cannabis products that employ its technology (with respect to utilizing unflavored product as the starting material to make a flavored product) will create a significant addition to the existing cannabis markets.  High Sierra further believes that it is reasonable to project a similar percentage of flavored cannabis sales as opposed to non-flavored cannabis sales. If trends for tobacco cigarettes are an indication of future cannabis cigarette sales, flavored cannabis cigarettes could represent a market of $1.4 billion (based on $7.7 billion total 2016 cannabis sales, 61% cannabis flower sales, and 30% flavored cannabis sales). High Sierra believes that it may earn significant licensing revenue from licensing its existing technology, based on its proposed 10% licensing fee. If large tobacco companies enter the cannabis marketplace, they are likely to represent a new and highly significant licensing revenue source for High Sierra.

Of the five Western states that have legalized cannabis, the first-year sales for each state were significant.  Nevada had first year sales of approximately $425 million (based on only 6 months of sales in 2017), Colorado had first year sales of approximately $303 Million, Washington had first year sales of approximately $259 million and Oregon had first year sales of approximately $241 million.  According to BDS Analytics, it is projected that California will have sales in excess of $3.7 billion it its first year of legalization (2018).  Additionally, Colorado reported 2017 sales of approximately $1.5 billion, Washington reported 2017 sales of approximately $1.3 billion and Oregon reported 2017 sales of approximately $500 million (based on recreational dispensary sales only.  According to projections by BDS Analytics and Acrview Market Research, the market for cannabis-based products approached nearly $10 billion in 2017 which represents a 33% increase over 2016.  Both companies indicate that this percentage of annual increase will continue to grow based on more states legalizing cannabis for recreational use and the recent change in the laws in Canada that went into effect on October 17, 2018.

Currently, companies such as Canopy Growth, Cronos Group and Tilray which are based in Canada have begun to be traded both on the NASDAQ and the New York Stock Exchange.  Constellation Brands has recently invested $4 billion in Canopy Growth based on its belief in the strong future for the market place for cannabis.

It should be noted that none of these statistics or projections include products based on the non-psychoactive components of cannabis, such as hemp and/or cannabidiol.  These are markets that Statista has estimated will grow from $108 million in 2014 to $1.5 billion in 2022.  In 2016, Forbes predicted that these markets are likely to grow 700% by 2020.  High Sierra believes that its opportunities will be increased with its proposed entrance into the non-psychoactive components of cannabis, such as hemp and/or cannabidiol marketplaces.

Competition

High Sierra is not aware of any other companies that are working on similar technology that can be applied to cannabis and/or hemp flower products to remove or significantly reduce the odor and flavor of such products which are consumed by smoking and/or ingestion.  However, High Sierra believes that eventually there may be competitors. High Sierra believes that it will have an early competitive advantage being the first to enter this line of business and file for patent protection as has been discussed in other places herein. It believes that its Provisional Patent Applications and its Utility Patent Applications, if granted, will give High Sierra some significant protection from competing companies.

There are numerous other companies and individuals that compete in processing industrial hemp.  Some of those companies are substantially larger than we are and some have much greater financial resources than we do.  We can offer no assurance that we will be able to compete successfully against our competitors in this line of business.

Employees

As of the date of this Report, we have only four part-time employees who are our officers Vincent C. Lombardi, Gregg W. Koechlein, Jeffrey M. Pogol and Glenn C. Miller, and no full time employees.  Mr. Lombardi, Mr. Koechlein and Mr. Pogol each devote approximately sixteen (16) hours per week to the business of the Company, and Mr. Miller devotes approximately eight (8) hours per week to the business of the Company.  They are not presently compensated for their part time services.  We have no written employment agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012(the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the completion of this primary offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act.

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•

only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•

reduced disclosure about our executive compensation arrangements;

•

no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•

exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.  In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Start-up Stage

The Company is in the start-up stage and has generated no revenue as of the date hereof.  In the past three (3) years, we have been funded primarily through loans from non-related third parties, our officers, directors and our shareholders.

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, for information on risk factors, see the Risk Factors section of our Form 8-K Current Report dated December 31, 2018 and previously filed with the SEC on January 2, 2019.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

The Company’s only place of business is located at 1495 Ridgeview Drive, Suite 230A, Reno, Nevada 89519.  The space rented by the Company consists of office space with a fixed monthly payment for utilities.

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

There has been no established trading market in our common stock for many years. Additionally, many of the approximately 8,289,642 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary became saleable under Rule 144 in January 2020, and may now be sold into any trading market that may develop for our shares. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2019 and 2018. These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2019 through March 31, 2019	$1.25	$1.25
April 1, 2019 through June 30, 2019	$1.25	$1.25
July 1, 2019 through September 30, 2019	$1.25	$1.25
October 1, 2019 through December 31, 2019	$1.25	$1.25
January 1, 2018 through March 31, 2018	$1.25	$1.25
April 1, 2018 through June 30, 2018	$1.25	$1.25
July 1, 2018 through September 30, 2018	$1.25	$1.25
October 1, 2018 through December 31, 2018	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Shell Companies

Rule 144 is generally unavailable for the resale of shares of stock of publicly reporting shell companies.  After such a company ceases to be a shell company, then Rule 144 may become available for the resale of its outstanding shares beginning 12 months after it files “Form 10 information” with the SEC.  We believe that we are no longer a shell company following the closing of our acquisition of our High Sierra subsidiary, and that Rule 144 became available one (1) year following the filing of our Current Report on Form 8-K which was filed on January 2, 2019.  We believe that many of the approximately 8,289,642 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary became saleable under Rule 144 in January 2020, and may now be sold into any trading market that may develop for our shares.

Section 4(a)(1) of the Securities Act

Since we were a shell company as defined in subparagraph (i) of Rule 144 up until December 31, 2018 when we acquired our High Sierra subsidiary, our shares of common stock that were issued while or after we became a shell company were not able to be publicly resold under Rule 144 until approximately January 2, 2020, one (1) year following the filing of our Current Report on Form 8-K which was filed on January 2, 2019.

Holders

We currently have approximately 53 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last three years, we have not issued any unregistered securities other than the following:

1.

On December 31, 2018 (the “Closing Date” or “Closing”), we acquired High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”) in a stock for stock acquisition (“Share Exchange”).  High Sierra is now our wholly-owned subsidiary.  As consideration for the Share Exchange, we issued a total of 15,433,025 shares of our common stock of to the High Sierra shareholders on a 1 for 1 share basis.  The issuance of shares of our common stock to holders of High Sierra’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. The names of the High Sierra shareholders who received shares of our Common stock are identified in the December 31, 2018 Current Report on Form 8-K which we filed on January 2, 2019.  The acquisition of High Sierra is a related party transaction since Vincent C.

Lombardi, the President and largest shareholder of High Sierra prior to the Acquisition, also owned 766,975 shares of our common stock prior to the Acquisition, which represented approximately 44.62% of our issued and outstanding shares prior to the Acquisition.  The terms of the Acquisition as described in the Agreement were negotiated principally between Mr. Lombardi, and Michael Vardakis who then served as the President and a director of the Company.

2.

In connection with the acquisition of High Sierra, we also issued 1,087,525 shares of its common stock to Michael Vardakis, our former President and director, for a cash payment of $21,750.50, 120,000 shares of our common stock to Melissa Ladakis, our former Secretary and director, for services rendered which were valued at $0.02 per share, 30,000 shares of our common stock to Lynette Kelch, for services rendered which were valued at $0.02 per share; and 1,800,000 shares of our common stock to Biored, N.V., a Belgian corporation (“Biored”).  Biored loaned the Company $500,000 in early June 2018 at five percent (5.0%) interest per annum.  Biored converted the principal amount of its loan ($500,000) and accrued interest of approximately $14,500 to the 1,800,000 shares of our common stock which it received, at a conversion price of approximately $0.2858 per share.  Similarly, the issuance of shares of our common stock to Biored, Mr. Vardakis, Ms. Ladakis and Ms. Kelch was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

3.

The Company issued 100,000 shares of its common stock for consulting services on May 26, 2019 valued at $100,000, which was the fair market value of the stock. The shares were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.  The shares received a restricted legend.  The agreement was later rescinded and the shares of common stock were returned on December 30, 2019 and cancelled.

4.

The Company issued 100,000 shares of its common stock for product (seeds) on May 26, 2019 valued at $100,000, which was the fair market value of the stock. The shares were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.  The shares received a restricted legend.  The agreement was later rescinded and the shares of common stock were returned on December 30, 2019 and cancelled.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2019, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

Except as described above under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” during the last three fiscal years, there were no purchases of any equity securities of ours by us or any person on our behalf; nor were there any purchases of our equity securities by any affiliate of ours during the last three fiscal years.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized both for medicinal and/or recreational use, and in the Canadian provinces; and (ii) seek to raise additional equity funding so that the Company may pursue the construction and operation of a state of the art / pharmaceutical grade processing facility for the processing of Hemp biomass to be located in Northern Nevada. During the next 12 months, our cash requirements include expenses to market our technology; expenses to construct and operate a state of the art / pharmaceutical grade processing facility for the processing of Hemp biomass to be located in Northern Nevada; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully commence and operate a state of the art / pharmaceutical grade processing facility for the processing of Hemp biomass.  We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

We had total current assets of $5,207 consisting entirely of cash and $447,670 in total current liabilities as of December 31, 2019.  Our total current liabilities of $447,670 consisted of notes payable $350,000, notes payable-related party of $34,557, accounts payable and accrued expenses of $62,544 and accounts payable and accrued expenses-related party of $569. See our Plan of Operation above for information about our cash requirements for the next 12 months.

For a description of the various loans that the Company has received during the year ended December 31, 2019, and subsequent to December 31, 2019, most of which were incurred in connection with the Company’s commercial hemp farming activities, see footnotes 6, 7 and 10 to the Company’s financial statements included herein.  The Company intends to repay these loans from selling the Company’s hemp farming equipment and from raising additional capital. The Company can offer no assurance that it will be successful in its efforts to raise additional capital.

See the Exhibit Index below to determine where copies of the various promissory notes are located. The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

Results of Operations

Year Ended December 31, 2019 Compared to the Period from August 6, 2018 (Inception) to December 31, 2018

We had no revenues during the year ended December 31, 2019.  We hope to start earning revenues during the present fiscal year ending December 31, 2020.

We incurred general and administrative expenses of $200,030 for the year ended December 31, 2019, an increase of $165,194 over the $34,836 of general and administrative expenses incurred during the period from inception on August 6, 2018 through December 31, 2018.  The increase in general and administrative expenses was largely attributable to the Company’s industrial hemp farming activities in the later period.  We incurred depreciation of $15,705 in the year ended December 31, 2019, and had no such expense in the prior period.  We sustained a crop loss of $246,914 in the year ended December 31, 2019 due to the poor quality of the seeds that were purchased.  We had no similar crop loss expense in the prior period. We had an impairment loss of $7,683 for the period from inception year ended December 31, 2018, and had no similar expense in the year ended December 31, 2019.  We incurred interest expense of $13,029 in the year ended December 31, 2019, and had no interest expense in the period from on August 6, 2018 through December 31, 2018.  We also incurred interest expense (related party) of $569 in the year ended December 31, 2019, and had no interest expense (related party) in the period from inception on August 6, 2018 through December 31, 2018.

We incurred a net loss of $476,247 in the year ended December 31, 2019, as compared to a net loss of $42,519 incurred during the period from inception on August 6, 2018 through December 31, 2018.  The majority of the increase in the net loss in the later period is attributable to the $246,914 crop loss and the $165,194 increase in general and administrative expenses incurred in connection with our industrial hemp farming activities which we have terminated.

Capital Resources

The cash flows from operating activities during the year ended December 31, 2019 consisted of the following: The net loss of $476,223 partially offset by $15,705 in depreciation and an increase of $37,689 in accounts payable and accrued expenses resulting in net cash used in operating activities of $422,853.

The cash flows from financing activities during the year ended December 31, 2019 consisted of the following: We received cash from notes payable of $384,557.

The cash flows from operating activities during the period from August 6, 2018 (inception) through December 31, 2018 consisted of the following: The net loss of $42,519 partially offset by an impairment to patents of $7,683, issuance of shares for services of $5,150 and an increase in accounts payable and accrued expenses of $19,424 resulting in net cash used in operating activities of $10,262.

The cash flows from financing activities consisted of the following: We received cash from the acquisition of the High Sierra Technologies, Inc. subsidiary in the amount of $218,265, and proceeds from the sale of common stock in the amount of $12,250, for total net cash provided from financing activities in the amount of $230,515.

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

Management intends to raise additional operating funds to fund operations for the next 12 months through proceeds to be received from the planned sale of our hemp farming equipment, and through raising funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2019.

Potential Impact of COVID-19

As explained in the Explanatory Notes near the beginning of this Report, the Company was impacted by the COVID-19 virus and has relied on the COVID-19 Order. The Company’s Chief Financial Officer resides in the State of Nevada. The State of Nevada issued a lockdown order due to the COVID-19 virus which has resulted in certain offices being closed. This delayed the ability of the Company’s Chief Financial Officer to provide certain financial information concerning the Company to the Company’s accountant who prepared the Company’s financial statements for the year ended December 31, 2019. In turn, this delayed the audit of the Company’s financial statements and the Company’s ability to file its Annual Report on Form 10-K for the year ended December 31, 2019 on a timely basis.

In addition, the Company is concerned that the COVID-19 virus may impact the Company’s ability to raise additional equity capital due to the uncertainty of the virus’ effects on the economy and capital markets, which may make potential investors less likely to invest during the pandemic. This may affect the Company’s ability to raise equity capital to meet its financial obligations, implement its business plan and continue as a going concern.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2019 and Period from August 6, 2018 (inception) to December 31, 2018

HIGH SIERRA TECHNOLOGIES, INC.

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

High Sierra Technologies, Inc.

Reno, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Sierra Technologies, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

June 3, 2020

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Balance Sheets

	December 31,
	2019	2018

ASSETS

Current Assets
Cash	$ 5,207	$ 220,253

Total Current Assets	5,207	220,253

Property, Plant and Equipment, net	161,045	-

Total Assets	$ 166,252	$ 220,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$ 350,000	$ -
Notes payable-Related party	34,557	-
Accounts payable and accrued expenses	62,544	25,424
Accounts payable and accrued expenses-Related party	569	-

Total Current Liabilities	447,670	25,424

Total Liabilities	447,670	25,424

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,189,642 issued and outstanding at December 31, 2019 and 2018	237,348	237,348
Accumulated deficit	(518,766)	(42,519)
Total Stockholders' Equity (Deficit)	(281,418)	194,829

Total Liabilities and Stockholders' Equity (Deficit)	$ 166,252	$ 220,253

See accompanying notes.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Operations

		Inception
	Year	(August 6, 2018)
	Ended	through
	December 31,	December 31,
	2019	2018

Revenues	$ -	$ -

Operating Expenses
Depreciation-Farming equipment	15,705	-
Crop loss	246,914	-
General and administrative	200,030	34,836
Impairment loss	-	7,683

Total operating expenses	462,649	42,519

(Loss) before other expenses	(462,649)	(42,519)

Other (expense)
Interest (expense)	(13,029)	-
Interest (expense)-related party	(569)	-

Total other (expense)	(13,598)	-

(Loss) before income taxes	(476,247)	(42,519)
Income taxes	-	-

Net (loss)	$ (476,247)	$ (42,519)

(Loss) per share-Basic and diluted	$ (0.02)	$ (0.00)

Weighted average shares outstanding-
Basic and diluted	20,309,094	15,433,025

See accompanying notes.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
Year Ended December 31, 2019 and the period
August 6, 2018 (Inception) through December 31, 2018

Predecessor Entity	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)
Balance-August 6, 2018 (Inception)	-	-	-	$ -	$ -	$ -

Recapitalization	-	-	4,756,617	212,265	-	212,265

Common stock issued for services	-	-	5,100,000	5,150	-	5,150

Common stock issued for patents and intellectual property	-	-	7,683,025	7,683	-	7,683

Common stock issued for cash	-	-	2,650,000	12,250	-	12,250

Net (loss) for the period ended December 31, 2018	-	-	-	-	(42,519)	(42,519)

Balance-December 31, 2018	-	-	20,189,642	237,348	(42,519)	194,829

Net (loss) for the year ended December 31, 2019	-	-	-	-	(476,247)	(476,247)

Balance-December 31, 2019	-	$ -	20,189,642	$ 237,348	$ (518,766)	$ (281,418)

See accompanying notes.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
		Inception
	Year	(August 6, 2018)
	Ended	Through
	December 31,	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (476,247)	$ (42,519)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation-Farming equipment	15,705	-
Common stock issued for services	-	5,150
Patents and intellectual property acquired-Impaired	-	7,683
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	37,120	19,424
Increase in accounts payable and accrued expenses – related party	569	-

Net cash used in operating activities	(422,853)	(10,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(176,750)	-

Net cash used in investing activities	(176,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from acquisition of High Sierra Technologies, Inc. acquisition		218,265
Proceeds from sale of common stock	-	12,250
Proceeds from notes payable	350,000	-
Proceeds from notes payable-Related party	34,557	-

Net cash provided by financing activities	384,557	230,515

Net increase (decrease) in cash	(215,046)	220,253

CASH AT BEGINNING PERIOD	220,253	-

CASH AT END OF PERIOD	$ 5,207	$ 220,253

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,250	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for patents and intellectual property	$ -	$ 7,683

See accompanying notes.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same. The Company was growing industrial hemp on a 200 acre property it leases in McDermitt, Nevada and incurred expenses in relation to this project and the failure of the crop (see Note 10).

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

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

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

All transactions in which goods or third-party services are the consideration received for the issuance of equity instruments are accounted for under ASC 505, until January 1, 2019, and are based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable on the earlier of the commitment date or completion date.

Upon the adoption of ASU 2018-07, the Company measured the fair value of equity instruments for nonemployee based payment awards on the grant date.

Investment in Growing Crops

The Company’s Investment in Growing Crops represented the total cost of the crop inputs in the ground.  These were recorded at cost and were to be expensed to cost of goods sold once the crops were harvested and sold.

The crop harvest for the year failed and the Company incurred a $246,914 loss from the preparation, planting and harvesting of the crop.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of December 31, 2019 and 2018.

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

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at December 31, 2019 and 2018, and recorded no impairment losses during the year ended December 31, 2019 or during the period from August 6, 2018 (inception) through December 31, 2018.

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the year ended December 31, 2019 were $0. Advertising expenses for the period from August 6, 2018 (inception) through December 31, 2018 were $0.

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

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of December 31, 2019 and 2018.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 3 – Investment in Growing Crops

Investment in growing crops consisted of the cost of the crop inputs in the ground at December 31, 2019 and were recorded at cost and were expensed to Crop Loss on the statement of operations since the crop harvest and related farming activities failed.   The Company incurred a loss from the crop activities in the amount of $246,914.  The Company is continuing to pursue opportunities in the recreational and industrial cannabis industries.

NOTE 4 – Property and Equipment

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful Lives	December 31, 2019	December 31, 2018

Equipment	5	$176,750	$ -
Less: accumulated depreciation		(15,705)	-
		$161,045	$ -

Depreciation expense was $15,705 for the year ended December 31, 2019.

NOTE 5 – Intangibles

During the period from inception to December 31, 2018, the Company acquired certain provisional patents and other rights for common stock in the Company for a value of $7,863.  The Company has impaired the value of these patents due to the uncertainty of their future benefit or utilization.

NOTE 6 – Notes Payable

The Company’s debt consists of the following:

December 31, 2019
Notes payable, 9-14% interest, interest and principal due April 10, 2020 through July 31, 2020, unsecured(1)	$350,000

Total due	350,000
Current Portion	350,000
Long-term portion	$ -

(1)

 One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV.  No accrual has been made for this interest due to no expected proceeds from a Gross Crop Yield.

(2)

All notes that have become due to the date of this report have been extended to a future due date.

During the year ended December 31, 2019, the Company borrowed funds from non-related parties in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities. Information concerning these loans include the following:

(a)

On June 6, 2019, the Company borrowed $50,000 from Larry Mamey and entered into an unsecured promissory note which originally bore interest at nine percent (9.0%) per annum and was due six (6) months later.  The note was subsequently amended twice.  On March 5, 2020 accrued interest was paid to Mr. Mamey, and the note was amended to increase the interest rate to twelve percent (12.0%) per annum and to extend the due date to June 6, 2020;

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

(b)

On July 10, 2019, the Company borrowed $50,000 from Or Crown Auto / James Katsanevas entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later.  On January 9, 2020, accrued interest was paid to Or Crown Auto / James Katsanevas, and the note was amended to increase the interest rate to twelve percent (12.0%) per annum, and extend the due date to April 10, 2020.  On or about April 10, 2020, Michael Vardakis purchased the note from Or Crown Auto / James Katsanevas and paid the accrued interest through April 10, 2020. The note was then amended to increase the interest rate for the period of the extension to fourteen percent (14.0%) per annum, and to extend the due date to July 10, 2020;

(c)

On July 31, 2019, the Company borrowed $50,000 from Leland A. and Terri L. Martineau and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later. The promissory note to the Martineaus also contains an assignment of a 3.0% interest in the Gross Crop Yield from the Company’s 2019 hemp crop in McDermitt, Nevada.  On January 30, 2020, accrued interest was paid to the Martineaus and the note was amended to increase the interest rate to twelve percent (12.0%) per annum, and extend the due date to April 30, 2020.  On April 29, 2020 additional accrued interest was paid to the Martineaus through April 30, 2020, and the note was amended to the note was amended to increase the interest rate for the period of the extension to fourteen percent (14.0%) per annum and to extend the payment due date to July 31,2020;

(d)

On July 30, 2019, the Company borrowed $50,000 from Biored N.V., a Belgian corporation, and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later. On January 29, 2020 the note was amended to increase the interest rate for the period of the extension to twelve percent (12.0%) per annum and extend the due date to July 30, 2020;

(e)

On August 8, 2019, the Company borrowed $50,000 from Michael Vardakis, and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later.  On February 7, 2020 accrued interest was paid to Mr. Vardakis and the note was amended to increase the interest rate for the period of the extension to twelve percent (12.0%) per annum and extend the due date to May 8, 2020.  On May 7, 2020, the accrued interest was paid to Mr. Vardakis, and the note was amended to increase the interest rate for the period of the extension to fourteen percent (14.0%) per annum and extend the due date to August 8, 2020;

(f)

On August 24, 2019, the Company borrowed $50,000 from Michael Vardakis and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later.  It was amended to increase the interest rate to fourteen percent (14.0%) for the period of the extension and to extend the due date to August 24, 2020;

(g)

On September 11, 2019, the Company borrowed $25,000 from Michael Vardakis and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later. It was amended on March 10, 2020 to extend the due date to August 11, 2020 and increase the interest rate to fourteen percent (14.0%).

(h)

On November 1, 2019, the Company borrowed $25,000 from Michael Vardakis and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and was due six (6) months later.  It was amended to increase the interest rate to fourteen percent (14.0%) and to extend the due date to August 1, 2020;

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 7 – Notes Payable-Related Party

The Company’s debt consists of the following:

December 31, 2019
Notes payable, 1.69-12% interest, interest and principal due November 5, 2020 through November 30, 2020, unsecured	$34,557

Total due	34,557
Current Portion	34,557
Long-term portion	$ -

(1)

 All notes that have become due to the date of this report have been extended to a future due date.

During the year ended December 31, 2019, the Company borrowed funds from our current President and director, Vincent C. Lombardi in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities. Information concerning these loans include the following:

(a)

On July 17, 2019, the Company borrowed $2,500 from our current President and director, Vincent C. Lombardi, and entered into an unsecured promissory note which initially bore interest at nine percent (9.0%) per annum and is due six (6) months later. The note was amended to increase the interest rate to twelve percent (12%) per annum and to extend the due date to June 17, 2020. It was amended again to extend the due date to November 17, 2020.

(b)

On August 30, 2019, the Company borrowed $18,900 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which originally bore interest at one and 91/100 percent (1.91%) per annum and was due one (1) month later. The due date was subsequently extended to November 30, 2019.  On November 29, 2019 the note was amended to increase the interest rate for the period of the extension to twelve percent (12.0%) per annum, and to extend the due date to January 30, 2020.  On January 19, 2020, the note was amended to increase the interest rate for the period of the extension to twelve percent (12.0%) per annum, and to extend the due date to April 30, 2020. It was amended again to extend the due date to November 30, 2020;

(c)

On September 5, 2019, the Company borrowed $9,157 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which initially bore interest at one and 85/100 percent (1.85%) per annum and was due one (1) month later. This loan was extended until December 5, 2019.  On December 4, 2019, the note was amended to extend the due date to February 5, 2020. On February 4, 2020 the note was amended to increase the interest rate during the period of extension to twelve percent (12.0%) per annum and to extend the due date to May 5, 2020. It was amended again to extend the due date to November 5, 2020;

(d)

On October 18, 2019, the Company borrowed $4,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which originally bore interest at one and 69/100 percent (1.69%) per annum and was due one (1) month later. On November 17, 2019, the note was amended to increase the interest rate during the period of the extension to twelve percent (12.0%) per annum and to extend the due date to May 18, 2020. It was amended again to extend the due date to November 18, 2020.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 8 – Income Taxes

The Company adopted the provisions of ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2019.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2019, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at December 31, 2019, were as follows:

		December 31,
	Rate	2019	2018
Federal loss carryforward	21%	$ 108,941	$ 8,929
Valuation allowance		(108,941)	(8,929)
Deferred tax asset		$ -	$ -

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

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 9 – Capital Changes

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

The Company issued 15,433,025 shares of its common stock at $.001 per share for a total of $25,083, during the period ended December 31, 2018 of which $12,250 was paid for in cash, $7,683 was paid by the contribution of certain intangibles, and $5,150 was for services.

The Company issued 100,000 shares of its common stock for consulting services on May 26, 2019 valued at $100,000, which was the fair market value of the stock.  This agreement was rescinded and the shares of common stock were returned on December 30, 2019.

The Company issued 100,000 shares of its common stock for product (seeds) on May 26, 2019 valued at $100,000, which was the fair market value of the stock.  This agreement was rescinded and the shares of common stock were returned on December 30, 2019.

Offering of Securities

The Company filed an S-1 Registration Statement on June 10, 2019.  The Company was offering a maximum of 3,500,000 shares of our common stock, and (ii) the resale by certain Selling Stockholders of the Company of up to 2,500,500 shares of common stock held by Selling Stockholders of the Company.

The Company was offering these securities at a price of $2.50 per share and would result in gross proceeds to the Company of $8,750,000.

This registration of securities was rescinded on a Post-Effective Amendment Dated December 5, 2019.

NOTE 10 – Contingencies and Commitments and Legal Matters Agreement and Plan of Merger

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

No gross crop yields have been achieved by the Company to date, and therefore no lease payments have been made or required under the lease terms.  The Hemp Grow farming activities were ceased at the end of 2019, and the leased property is not currently being used by the Company.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described immediately below.

On February 14, 2020, the Company borrowed $1,600 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on May 14, 2020.  It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 14, 2020.

On February 24, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on May 24, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 24, 2020.

On March 16, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on June 16, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 16, 2020.

On April 21, 2020, the Company borrowed $3,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on July 21, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 21, 2020.

On May 6, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on August 6, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 6, 2020.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

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

Our management evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective.

Our internal controls are not effective for the following reasons:  (i) there is an inadequate segregation of duties consistent with control objectives, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP.  We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greated segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible.  In additiona, we would need to expand out board to include independent mmbers.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors.  All of these persons were appointed effective as of the closing of the acquisition of High Sierra:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Vincent C. Lombardi	55	Director, Chief Executive Officer and President	December 2018
Gregg W. Koechlein	71	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	December 2018 as an officer and March 2019 as a Director
Glenn C. Miller	69	Chief Scientific Officer	December 2018
Jeffrey M. Pogol	61	Vice President	December 2019

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

The authorized number of directors to constitute our Board of Directors is presently two.  Pursuant to the terms of the Share Exchange Agreement, High Sierra and the Company agreed that the Company’s Board of Directors, as of the Closing of the Share Exchange, would consist of two members.  Our Board of Directors is now comprised of Messrs. Lombardi and Koechlein.  Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Vincent C. Lombardi, Ph.D., President, Chief Executive Officer and Director

Dr. Lombardi has served as the Company’s Chief Executive Officer, President and as a Director since December 31, 2018.  He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so. For the past five years, Dr. Lombardi has managed a basic and clinical research program.  He received his Ph.D. in Biochemistry from the University of Nevada, Reno in 2006. He has previously served as the Director of Research for the Nevada Center for Biomedical Research and is also an Adjunct Assistant Professor of Biochemistry with the University of Nevada, College of Agriculture, Biotech, Natural Resources.  While Dr. Lombardi is a classically trained Biochemist, he has extensive research experience in the field of Immunology and specifically, in studying the innate immune system and how it relates to chronic disease.  He also has substantial experience in clinical research, has authored dozens of peer-reviewed scientific publications.  Prior to his career in science, Dr. Lombardi worked in the investment industry from 1983 to 1999 as a securities broker, an over-the-counter securities trader and as an investment banker. Dr. Lombardi is the inventor of High Sierra’s intellectual property and will guide the Company as its President and Chief Executive Officer.

Gregg W. Koechlein, Esq., Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, General Counsel and Director

Mr. Koechlein has served as the Company’s Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and General Counsel since December 31, 2018.  He has served as a Director since March 2019.  He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so.  Mr. Koechlein has maintained an active law practice for the last five years focusing mainly on transactional work, state and federal court litigation and federal appellate work.  He has also provided consulting services to various clients in the medical, clinical laboratory and restaurant sectors.  Mr. Koechlein received his Juris Doctor degree from the Loyola Law School in Los Angeles, California in 1984. He brings to the Company over 33 years of legal experience and over 45 years of business experience. From 1987 to 1989 Mr. Koechlein was Vice President of Manufacturing and General Counsel of Super Shops, Inc. He served as its President, Chief Operating Officer and General Counsel from 1989 to 1997. As President, he was responsible for all operational and strategic aspects of a chain of 165 retail stores in 31 states, employing nearly 2000 people.  These operations included a mail order sister company startup that had first year annual revenues of $35 million. During his tenure, Super Shops, Inc. grew from 53 to 165 stores, one to four warehouses and the annual consolidated revenues grew from $80 million to approximately $250 million. During this same time period, the Mallory, Inc. subsidiary nearly tripled its annual revenues.

Jeffrey M. Pogol, Vice President

Mr. Pogol was elected as a Vice President of the Company in December 2019. Mr. Pogol has over 30 years of experience in the field of sales and marketing.  In 1985 he served as a sales closer at the Tahoe Sands Resort in Tahoe Vista, California. From 1988 to 1992 Mr. Pogol was the head of High Technology Sales for Migent Software Company located in Incline Village, Nevada.  From 1992 to 1995 Mr. Pogol served as a High Technology Sales Representative for the Market Broadcasting Corporation.  From 1995 to 1998 Mr. Pogol was an owner/partner in a clothing retailer known as Name Brand Liquidators in Truckee, California.  Since that time, Mr. Pogol has worked in the Mortgage Banking Industry. During this period, Mr. Pogol has earned numerous awards and honors for excellence in sales and team leadership.

Glenn C. Miller, Ph.D., Chief Scientific Officer

Dr. Miller serves as the Company’s Chief Scientific Officer.  He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so.  For the past five years, Dr. Miller has managed a basic research program. Dr. Miller is a Professor of Natural Resources and Environmental Science at the University of Nevada, Reno. He received his B.S. in Chemistry from the University of California, Santa Barbara and a Ph.D. in Agricultural and Environmental Chemistry (1977) from the University of California at Davis. Following graduate studies, he spent a year of postdoctoral study at the EPA’s Environmental Research Laboratory in Athens, Georgia. He has been on the UNR faculty since 1978 and was Director of the Graduate Program in Environmental Sciences and Health from 1996-2006 and Director of the Center for Environmental Sciences and Engineering from 1999-2003. Dr. Miller also currently serves on the State of Nevada’s Medical Marijuana Independent Laboratory Advisory Committee. As a member of the Scientific Advisory Committee, Dr. Miller brings over 40 years of scientific experience to the Company.

Scientific Advisory Committee

The Company’s Scientific Advisory Committee consists of Karen Schlauch, Ph.D., Timothy Bailey, Ph.D. and Ruben Dagda, Ph.D. Its purpose is to advise the Board of Directors concerning scientific matters related to the development and application of existing and new technologies.  Persons may be elected to, and removed from, the committee by vote of the Company’s Board of Directors.  Certain information concerning the persons who serve on the committee follows:

Karen Schlauch, Ph.D.

Dr. Schlauch received a B.S. Mathematics / Computer Science from the University of Illinois in 1989.  She received a M.A. in Mathematics in 1991 from Eastern Illinois University as well as a M.S. in Mathematics from New Mexico State University in 1994.  Dr. Schlauch received her Ph.D. in Mathematics from New Mexico State University in 1998.  She completed her Post-Doctoral Fellowship in 2000 at the National Center for Genome Resources in Santa Fe, New Mexico.  Her interest in the fields of human biostatistics and bioinformatics began with research at the human genetics research institute at DeCODE Genetics in Reykyavik, Iceland, and continued with genomics research in obesity and liver disease at George Mason University and INOVA Fairfax Hospital, as well as at the genotyping facility at the Boston University School of Medicine.  Her current work is centered on providing developing new and robust mathematical and (bio)statistical tools to analyze large whole-genome datasets for researchers state-wide, including GWAS studies, next-generation experiments, and Mass Spectrometry studies.

Timothy Bailey, Ph.D.

Dr. Bailey received a B.S. in Mathematical Science in 1977 from Stanford University.  He received both a M.S. in 1991 and a Ph.D. in Computer Science from the University of California, San Diego.  He completed a Post-Doctoral Fellowship at the San Diego Supercomputer Center in 2000 and a second Post-Doctoral Fellowship at the Karolinska Institute in Stockholm, Sweden in 2001.  From 2002 to 2015, Dr. Bailey was a Professor and held various Research Fellowships at the University of Queensland, Brisbane, Old, Australia. Dr. Bailey was the creator of the sequence motif discovery algorithm “MEME”. This is one of the most heavily used software tools in bioinformatics and has been used to discover and characterize patterns in DNA, RNA and protein sequences. These patterns encode biological signals such as transcription binding sites, splice junctions and the active sites of enzymes. The discovery and characterization of motifs has been important in the study of many biological processes including the regulation of gene expression. MEME has been used and cited over 7000 times. MEME was one of the first algorithms introduced to attack the problem of motif discovery in unaligned sets of sequences, and continues to be used by thousands of biologists each year.  In addition to motif discovery tools, Dr. Bailey’s research has also developed several widely-used tools used for scanning DNA, RNA or protein sequences for motifs represented as weight matrices. These tools can look for sequences enriched in a set of motifs (MAST), individual motif occurrences (FIMO and GLAM2Scan), and sequences containing clusters of motifs characteristic of gene regulatory modules (MCAST).

Ruben Dagda, Ph.D.

Dr. Dagda received his Ph.D. in pharmacology from the University of Iowa and his postdoctoral training in neuropathology at the University of Pittsburgh School of Medicine.  He is currently investigating the molecular mechanisms that lead to mitochondrial dysfunction and oxidative stress in cell culture, tissue and animal models of Parkinson’s disease.  He has authored over 42 research manuscripts and review articles in the areas of toxicology, mitochondrial function, autophagy, neurodegeneration, neuropathology and neurobiology.  As an Associate Professor at the University of Nevada, Reno School of Medicine, he is currently investigating the pathological mechanisms by which neurons degenerate in models of Parkinson’s disease and Alzheimer’s disease.  He currently holds a provisional patent to develop intranasal formulations that can restore brain energy, and reverse neurodegeneration and motor symptoms as shown by in vivo animal models of Parkinson’s disease. In addition, he is the director of the Cell Imaging and Metabolic Core that is equipped with state-of-the art automated fluorescent imager and several metabolic analyzers to screen for compounds that can reverse neurodegeneration and mitochondrial dysfunction at the University of Nevada, Reno School of Medicine.

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director of a company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

Director Independence

We have no independent directors at the present time.  We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person of the Company:

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2018, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following tables disclose certain compensation information concerning the Company’s officers and directors. Please note that Vincent C. Lombardi became an officer and director of the Company on December 31, 2018, Gregg W. Koechlein became an officer of the Company on December 31, 2018 and a director on March 26, 2019, Michael Vardakis resigned as an officer on December 31, 2018 and as a director on March 25, 2019, and Melissa Ladakis resigned all positions she held with the Company on December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Vincent C. Lombardi CEO, President & Director	12/31/2019 12/31/2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gregg W. Koechlein CFO, COO, Sec./Treas. & Director	12/31/2019 12/31/2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jeffrey M. Pogol	12/31/19	0	0	0	0	0	0	0	0
Michael Vardakis Former President & Director	12/31/2019 12/31/2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Melissa Ladakis Former Sec./Treas. & Acting CFO	12/31/2018	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vincent C. Lombardi	None	None	None	None	None	None	None	None	None
Gregg W. Koechlein	None	None	None	None	None	None	None	None	None
Jeffrey M. Pogols	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Vincent C. Lombardi	None	None	None	None	None	None	None
Gregg W. Koechlein	None	None	None	None	None	None	None

Mr. Lombardi and Mr. Koechlein have indicated that they do not intend to draw salaries or other compensation from the Company until such time as the Company has sufficient funds to support one year’s operating expenses.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders of our common stock as of December 31, 2019:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Vincent C. Lombardi 979 Westcliff Lane Reno, Nevada 89523	8,550,000	42.35%
Common	Gregg W. Koechlein 2560 Greensboro Drive Reno, Nevada 89509	3,250,000	16.10%
Common	Kenny L. De Meirleir Stuivenbergbaan 89 2800 Mechelen Belgium	1,800,000	8.92%
Common	Biored, N.V. De Tyraslaan 111 1120 Brussels Belgium	1,800,000	8.92%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	1,850,000	9.16%
Totals		17,250,000	85.44%

(1)

 Unless indicated otherwise, all share ownership is direct.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of December 31, 2019:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent C. Lombardi	8,550,000	44.35%
Common	Gregg W. Koechlein	3,250,000	16.10%
Common	Jeffrey M. Pogol	0	0.0%
Common	Glenn C. Miller	100,000	0.50%
Totals		11,900,000	58.94%

(1)

 Unless indicated otherwise, all share ownership is direct.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

A change in control occurred December 31, 2018 when we acquired our wholly-owned subsidiary, High Sierra Technologies, Inc.  To the best knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in control of us.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

On December 31, 2018, the Company acquired 100% of the issued and outstanding stock of High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”), in a stock for stock exchange transaction in which the Company issued 15,433,025 shares of its common stock to the High Sierra shareholders as consideration for the acquisition.  The acquisition was a related party transaction since Vincent C. Lombardi, the President and largest shareholder of High Sierra prior to the acquisition, also owned 766,975 shares of our common stock prior to the acquisition, which represented approximately 44.62% of our issued and outstanding shares prior to the acquisition.

In connection with the acquisition of High Sierra, the Company also issued 1,087,525 shares of its common stock to Michael Vardakis, for a cash payment of $21,750, and 120,000 shares of its common stock to Melissa Ladakis for services rendered which were valued at $0.02 per share.  Mr. Vardakis and Ms. Ladakis were officers and directors of the Company when these terms were agreed to by the parties.  After the reorganization neither party is considered a related party.

On July 17, 2019, the Company borrowed $2,500 from our current President and director, Vincent C. Lombardi, and entered into an unsecured promissory note which bears interest at nine percent (9.0%) per annum and is due six (6) months later.

On August 30, 2019, the Company borrowed $18,900 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at one and 91/100 percent (1.91%) per annum and is due one (1) month later.  The due date was subsequently extended to November 30, 2019.  On November 29, 2019 the note was amended to increase the interest rate for the period of the extension to twelve percent (12.0%) per annum, and to extend the due date to January 30, 2020.  On January 19, 2020, the note was amended to increase the interest rate for the period of the extension to twelve percent (12.0%) per annum, and to extend the due date to April 30, 2020. It was amended again to extend the due date to November 30, 2020.

On September 5, 2019, the Company borrowed $9,157 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which initially bore interest at one and 85/100 percent (1.85%) per annum and was due one (1) month later. This loan was extended until December 5, 2019.  On December 4, 2019, the note was amended to extend the due date to February 5, 2020. On February 4, 2020 the note was amended to increase the interest rate during the period of extension to twelve percent (12.0%) per annum and to extend the due date to May 5, 2020. It was amended again to extend the due date to November 5, 2020.

On October 18, 2019, the Company borrowed $4,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which originally bore interest at one and 69/100 percent (1.69%) per annum and was due one (1) month later. On November 17, 2019, the note was amended to increase the interest rate during the period of the extension to twelve percent (12.0%) per annum and to extend the due date to May 18, 2020. It was amended again to extend the due date to November 18, 2020.

On February 14, 2020, the Company borrowed $1,600 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on May 14, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 14, 2020.

On February 24, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on May 24, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 24, 2020.

On March 16, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on June 16, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 16, 2020.

On April 21, 2020, the Company borrowed $3,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on July 21, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 21, 2020.

On May 6, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on August 6, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 6, 2020.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2019, and 2018:

Fee Category	2019	2018
Audit Fees	$9,500	$8,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,500	$8,500

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.        Exhibit Description

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Or Crown Auto dated July 10, 2019
10.3*	Promissory Note with Vincent C. Lombardi dated July 17, 2019
10.4*	Promissory Note with Leland A. or Terri L. Martineau dated July 31, 2019
10.5*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.6**	Promissory Note with Michael Vardakis dated August 8, 2019
10.7**	Promissory Note with Michael Vardakis dated August 24, 2019
10.8**	Promissory Note with Vincent C. Lombardi dated August 30, 2019 and First Amendment Thereto
10.9**	Promissory Note with Vincent C. Lombardi dated September 5, 2019 and First Amendment Thereto
10.10**	Promissory Note with Michael Vardakis dated September 11, 2019
10.11**	Promissory Note with Vincent C. Lombardi dated October 18, 2019
10.12**	Promissory Note with Michael Vardakis dated November 1, 2019
10.13	Promissory Note with Vincent C. Lombardi dated February 14, 2020
10.14	Promissory Note with Vincent C. Lombardi dated February 24, 2020
10.15	Promissory Note with Vincent C. Lombardi dated March 16, 2020
10.16	Promissory Note with Vincent C. Lombardi dated April 16, 2020
10.17	Promissory Note with Vincent C. Lombardi dated May 6, 2020
14*	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 filed with the Securities and Exchange Commission on November 19, 2019.

ITEM 16:  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	June 3, 2020	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	June 3, 2020	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Date:	June 3, 2020	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director