Form 10-Q
period 2020-03-31
High Sierra Technologies, Inc.
filed 2020-06-26
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

_______________________________________________

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  June 26, 2020 – 20,189,642 shares of common stock.

EXPLANATORY NOTE – COVID-19 RELIEF

The Company is filing its Quarterly Report on Form 10-Q for the period ended March 31, 2020 after the applicable May 15, 2020 deadline in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “COVID-19 Order”).

The Company was impacted by the COVID-19 virus and has relied on the COVID-19 Order. The Company’s Chief Financial Officer resides in the State of Nevada.  The State of Nevada issued a lockdown order due to the COVID-19 virus which has resulted in certain offices being closed.  This delayed the ability of the Company’s Chief Financial Officer to provide certain financial information concerning the Company to the Company’s accountant who prepared the Company’s financial statements for the period ended March 31, 2020.  In turn, this delayed the review of the Company’s financial statements by its auditor and the Company’s ability to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 on a timely basis.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2019 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 3, 2020.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$ 273	$ 5,207

Total Current Assets	273	5,207

Property, Plant and Equipment, net	152,256	161,045

Total Assets	$ 152,529	$ 166,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$ 350,000	$ 350,000
Notes payable-Related party	37,157	34,557
Accounts payable and accrued expenses	73,376	62,544
Accounts payable and accrued expenses-Related party	1,627	569

Total Current Liabilities	462,160	447,670

Total Liabilities	462,160	447,670

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,189,642 issued and outstanding at March 31, 2020 and December 31, 2019	237,348	237,348
Accumulated (Deficit)	(546,979)	(518,766)
Total Stockholders' (Deficit)	(309,631)	(281,418)

Total Liabilities and Stockholders' (Deficit)	$ 152,529	$ 166,252

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months
	Ended
	March 31,
	2020	2019
Revenues	$ -	$ -

Total revenues	-	-

Operating Expenses
Depreciation	8,789	-
General and administrative	8,602	56,829

Total operating expenses	17,391	56,829

(Loss) before other expenses	(17,391)	(56,829)

Other (expense)
Interest (expense)	(9,764)	-
Interest (expense)-Related party	(1,058)	-

Total other (expense)	(10,822)	-

(Loss) before income taxes	(28,213)	(56,829)
Income taxes	-	-

Net (loss)	$ (28,213)	$ (56,829)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	20,189,642	20,189,642

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

Three Months Ended March 31, 2020 and

Three Months Ended March 31, 2019

(Unaudited)

	Preferred Stock		Common Stock		Retained	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)
Balance-January 1, 2019	-	$ -	20,189,642	$ 237,348	$(42,519)	$ 194,829

Net(loss) for the three months ended March 31, 2019	-	-	-	-	(56,829)	(56,829)

Balance-March 31, 2019	-	$ -	20,189,642	$ 237,348	$(99,348)	$ 138,00

	Preferred Stock		Common Stock		Retained	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)
Balance-January 1, 2020	-	$ -	20,189,642	$ 237,348	$(518,766)	$ (281,418)

Net (loss) for the three months ended March 31, 2020	-	-	-	-	(28,213)	(28,213)

Balance-March 31, 2020	-	$ -	20,189,642	$ 237,348	$(546,979)	$ (309,631)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (28,213)	$ (56,829)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	8,789	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,832	2,280
Increase in accounts payable and accrued expenses-Related party	1,058	-

Net cash (used) in operating activities	(7,534)	(54,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – Related party	2,600	-

Net cash provided by financing activities	2,600	-

Net (decrease) in cash	(4,934)	(54,549)

CASH AT BEGINNING PERIOD	5,207	220,253

CASH AT END OF PERIOD	$ 273	$ 165,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,500	$ -
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf” or the “Company”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc,, a Nevada corporation, and all of its shareholders.  The shareholders of High Sierra Technologies, Inc., a Nevada corporation, were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra Technologies, Inc,’s, a Nevada corporation, common stock.  High Sierra Technologies, Inc., a Nevada corporation became a wholly-owned subsidiary of Gulf in the business combination.  The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018.  Subsequently Gulf’s name was changed to High Sierra Technologies, Inc.

High Sierra Technologies, Inc., the wholly-owned subsidiary, was incorporated in the State of Nevada on August 6, 2018.  It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D. (the “Intellectual Property”) who is an officer, director and co-founder of the subsidiary.  The subsidiary was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

Through its subsidiary, the Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same. The Company was growing industrial hemp on a 200 acre property it leases in McDermitt, Nevada and incurred expenses in relation to this project and the failure of the crop (see Note 8).

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to third parties, employees and directors, including stock options. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

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

The crop harvest for the year failed and the Company incurred a $246,914 loss from the preparation, planting and harvesting of the crop during 2019.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of March 31, 2020 and December 31, 2019.

The Company applies the provisions of ASC 360-10, Property, Plant and Equipment, where applicable to all long lived assets. ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360-10. ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at March 31, 2020 or December 31, 2019, and recorded no impairment losses during the three months ended March 31, 2020 or 2019.

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company will recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended March 31, 2020 and 2019 were $0.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

Income Taxes

The Company accounts for income taxes under ASC 740-10-30, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of March 31, 2020 and December 31, 2019.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

NOTE 3 – Investment in Growing Crops

Investment in growing crops consisted of the cost of the crop inputs in the ground at December 31, 2019 and were recorded at cost and were expensed to Crop Loss on the statement of operations since the crop harvest and related farming activities failed.   The Company incurred a loss from the crop activities in the amount of $246,914 during 2019.  The Company is continuing to pursue opportunities in the recreational and industrial cannabis industries.

NOTE 4 – Property and Equipment

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Lives	March 31, 2020	December 31, 2019

Equipment	5	$ 176,750	$ 176,750
Less: accumulated depreciation		(24,494)	(15,705)
		$ 152,256	$ 161,045

Depreciation expense was $8,789 and $0 for the three months ended March 31, 2020 and 2019, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	March 31, 2020	December 31, 2019
Notes payable, 9-14% interest, interest and principal due July 10, 2020 through August 31, 2020, unsecured(1)	$350,000	$350,000

Total due	350,000	350,000
Current Portion	350,000	350,000
Long-term portion	$ -	$ -

(1)

 One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV.  No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield.

(2)

All notes that have become due to the date of this report have been extended to a future due date, as per above date ranges.

The Company has incurred an interest expense of $9,764 during the quarter ended March 31, 2020 and $0 for the quarter ended March 31, 2019.  The Company has interest accrued on the above notes in the amount of $16,043 at March 31, 2020.

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	March 31, 2020	December 31, 2019
Notes payable, 1.69-12% interest, interest and principal due November 5, 2020 through November 30, 2020, unsecured	$ 37,157	$ 34,557

Total due	37,157	34,557
Current Portion	37,157	34,557
Long-term portion	$ -	$ -

(1)

 All notes that have become due to the date of this report have been extended to a future due date as per the date range listed above.

During the three months ended March 31, 2020 and 2019, the Company borrowed $2,600 and $0, respectively, from our current President and director, Vincent C. Lombardi, in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities and general and administrative expenses as detailed below.  No repayments on these related party notes were made during the three months ended March 31, 2020 or 2019.

The Company has incurred an interest expense of $1,058 during the quarter ended March 31, 2020 and $0 for the quarter ended March 31, 2019.  The Company has interest accrued on the above notes in the amount of $1,628 at March 31, 2020.

On February 14, 2020, the Company borrowed $1,600 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on May 14, 2020.  It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 14, 2020.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

On March 16, 2020, the Company borrowed $1,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note which bears interest at nine and 00/100 percent (9.0%) per annum and is due on June 16, 2020. It was amended to increase the interest rate to twelve percent (12.0%) and to extend the due date to November 16, 2020.

NOTE 7 – Capital Changes

Offering of Securities

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”.  There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000).  This offering became effective February 4, 2020.

These securities have not been registered with the United States Securities and Exchange Commission or with any state securities agency.  These securities are being offered pursuant to exemptions  from  the  registration  requirements  of  the Securities  Act  of  1933,  as  amended pursuant to Rule 506 of Regulation D, and from the registration requirements of the securities laws of the states in which the securities will be offered.  The securities are subject to certain restrictions on resale and may be resold only as permitted under applicable federal and state securities laws.

NOTE 8 – Contingencies and Commitments and Legal Matters Agreement

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

General and administrative expenses were $8,602 for the three month period ended March 31, 2020, a decrease of $48,227 from the $56,829 of general and administrative expenses incurred during the three months ended March 31, 2019.  Most of the administrative expenses in the earlier period were for legal and accounting expenses related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary. We incurred depreciation of $8,789 in the three months ended March 31, 2020, and had no depreciation in the three month period ended March 31, 2019.  This is due to the fact that the Company’s depreciable equipment was purchased after March 31, 2019.  We incurred interest expense of $9,764 in the three months ended March 31, 2020, and had no interest expense in the three months ended March 31, 2019.  We incurred interest expense-related party of $1,058 in the three months ended March 31, 2020 and we incurred no interest expense–related party in the three months ended March 31, 2019.  This is due to the fact that the Company incurred its present debts subsequent to March 31, 2019.

We incurred a net loss of $28,213 during the three months ended March 31, 2020, a decrease of $28,616 from the $56,829 net loss incurred during the three months ended March 31. 2019.  The Company’s decrease in net loss in the current period is largely due to the reduction of administrative expenses, partially offset by the increases in depreciation and interest expenses.

Liquidity and Capital Resources

We had total current assets of $273 consisting entirely of cash and $462,160 in total current liabilities as of March 31, 2020.  Our total current liabilities of $462,160 consisted of notes payable $350,000, notes payable-related party of $37,157, accounts payable and accrued expenses of $73,376 and accounts payable and accrued expenses-related party of $1,627.  We had property, plant and equipment, net of $152,529 as of March 31, 2020. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the three months ended March 31, 2020, we had an increase in accounts payable and accrued expenses of $10,832, an increase in accounts payable and accrued expenses-related party of $1,058 and depreciation expense of $8,789.  When this is subtracted from our net loss of $28,213 for the three months ended March 31, 2020, it results in net cash used in operating activities of $7,534.

During the three months ended March 31, 2019, we had an increase in accounts payable and accrued expenses of $2,280. When this is subtracted from our net loss of $56,829 for the three months ended March 31, 2019, it results in net cash used in operating activities of $54,549.

We had an increase in notes payable of $2,600 in the three months ended March 31, 2020 which represented the net cash provided by financing activities in the same three month period.  When combined with the $7,534 net cash used in operating activities, it results in a net decrease in cash of $4,934 in the three months ended March 31, 2020.

We had no increase in notes payable during the three months ended March 31, 2019, so our net decrease in cash during the three months ended March 31, 2019 was $54,549.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the period ended March 31, 2020.

Potential Impact of COVID-19

As explained in the Explanatory Notes near the beginning of this Report, the Company was impacted by the COVID-19 virus and has relied on the COVID-19 Order. The Company’s Chief Financial Officer resides in the State of Nevada. The State of Nevada issued a lockdown order due to the COVID-19 virus which has resulted in certain offices being closed. This delayed the ability of the Company’s Chief Financial Officer to provide certain financial information concerning the Company to the Company’s accountant who prepared the Company’s financial statements for the period ended March 31, 2020. In turn, this delayed the review of the Company’s financial statements by the Company’s auditor and the Company’s ability to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 on a timely basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has concluded there were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period ended March 31, 2020.  For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed for the periods ended since the Company’s inception on August 6, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Or Crown Auto dated July 10, 2019
10.3*	Promissory Note with Vincent C. Lombardi dated July 17, 2019
10.4*	Promissory Note with Leland A. or Terri L. Martineau dated July 31, 2019
10.5*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.6**	Promissory Note with Michael Vardakis dated August 8, 2019
10.7**	Promissory Note with Michael Vardakis dated August 24, 2019
10.8**	Promissory Note with Vincent C. Lombardi dated August 30, 2019 and First Amendment Thereto
10.9**	Promissory Note with Vincent C. Lombardi dated September 5, 2019 and First Amendment Thereto
10.10**	Promissory Note with Michael Vardakis dated September 11, 2019
10.11**	Promissory Note with Vincent C. Lombardi dated October 18, 2019
10.12**	Promissory Note with Michael Vardakis dated November 1, 2019
10.13***	Promissory Note with Vincent C. Lombardi dated February 14, 2020
10.14***	Promissory Note with Vincent C. Lombardi dated March 16, 2020
10.15***	Promissory Note with Vincent C. Lombardi dated April 16, 2020
10.16***	Promissory Note with Vincent C. Lombardi dated May 6, 2020
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
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

*** Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on June 3, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	June 26, 2020	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	June 26, 2020	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director