Form 10-Q
period 2020-06-30
High Sierra Technologies, Inc.
filed 2020-08-14
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 14, 2020 – 20,189,642 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2019 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 3, 2020.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$ 197	$ 5,207

Total Current Assets	197	5,207

Property, Plant and Equipment, net	143,467	161,045

Total Assets	$ 143,664	$ 166,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$ 350,000	$ 350,000
Notes payable-Related party	42,557	34,557
Accounts payable and accrued expenses	90,027	62,544
Accounts payable and accrued expenses-Related party	2,777	569

Total Current Liabilities	485,361	447,670

Total Liabilities	485,361	447,670

Commitments and contingencies	-	-

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,189,642 issued and outstanding	237,348	237,348
Accumulated (Deficit)	(579,045)	(518,766)
Total Stockholders' (Deficit)	(341,697)	(281,418)

Total Liabilities and Stockholders' (Deficit)	$ 143,664	$ 166,252

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Depreciation	8,789	1,500	17,578	1,500
General and administrative	10,657	274,999	19,259	331,828

Total operating expenses	19,446	276,499	36,837	333,328

(Loss) from operations	(19,446)	(276,499)	(36,837)	(333,328)

Other (expense)
Interest (expense)	(11,470)	(296)	(21,234)	(296)
Interest (expense)-Related party	(1,150)	-	(2,208)	-

Total other (expense)	(12,620)	(296)	(23,442)	(296)

(Loss) before income taxes	(32,066)	(276,795)	(60,279)	(333,624)
Income taxes	-	-	-	-

Net (loss)	$ (32,066)	$ (276,795)	$ (60,279)	$ (333,624)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average shares outstanding
Basic and diluted	20,189,642	20,266,565	20,189,642	20,228,316

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' (Deficit)

For the Three and Six Months ended  June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated (Deficit)	Stockholders' (Deficit)
Balance-January 1, 2019	-	$ -	20,189,642	$ 237,348	$ (42,519)	$ 194,829
Net(loss) for the three months ended March 31, 2019	-	-	-	-	(56,829)	(56,829)
Balance-March 31, 2019	-	-	20,189,642	237,348	(99,348)	138,000
Common stock issued for services	-	-	100,000	100,000	-	100,000
Common stock issued for product	-	-	100,000	100,000	-	100,000
Net (loss) for the three months ended June 30, 2019	-	-	-	-	(276,795)	(276,795)
Balance-June 30, 2019	-	$ -	20,389,642	$ 437,348	$ (376,143)	$ 61,205
Balance-December 31, 2019	-	$ -	20,189,642	$ 237,348	$ (518,766)	$ (281,418)
Net (loss) for the three months ended March 31, 2020	-	-	-	-	(28,213)	(28,213)
Balance-March 31, 2020	-	-	20,189,642	237,348	(546,979)	(309,631)
Net (loss) for the three months ended June 30, 2020	-	-	-	-	(32,066)	(32,066)
Balance-June 30, 2020	-	$ -	20,189,642	$ 237,348	$ (579,045)	$ (341,697)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months
	Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (60,279)	$ (333,624)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	17,578	1,500
Common stock issued for services	-	100,000
Common stock issued for product	-	100,000
Changes in assets and liabilities:
Investment in growing crops	-	(230,000)
Increase in accounts payable and accrued expenses	27,483	142,803
Increase in accounts payable and accrued expenses-Related party	2,208	-

Net cash (used) in operating activities	(13,010)	(219,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(42,500)

Net cash (used in) investing activities	-	(42,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	8,000	50,000

Net cash provided by financing activities	8,000	50,000

Net (decrease) in cash	(5,010)	(211,821)

CASH AT BEGINNING PERIOD	5,207	220,253

CASH AT END OF PERIOD	$ 197	$ 8,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 7,500	$ -
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf” or the “Company”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc, a Nevada corporation ("High Sierra"), and all of its shareholders.  The shareholders of High Sierra were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra’s common stock.  High Sierra became a wholly-owned subsidiary of Gulf in the business combination.  The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018.  Subsequently Gulf’s name was changed to High Sierra Technologies, Inc.

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

Through its subsidiary, the Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future, and intends to develop a policy regarding the same. The Company was growing industrial hemp on a 200 acre property it leased in McDermitt, Nevada and incurred expenses in relation to this project and the failure of the crop during 2019 (see Note 8).

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

June 30, 2020

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation which requires the measurement and recognition of compensation expense based on grant date fair values for all share-based awards made to third parties, employees and directors, including stock options. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

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

Upon the adoption of ASU 2018-07, the Company measures the fair value of equity instruments for non-employee payment awards on the grant date.

Investment in Growing Crops

The Company’s Investment in Growing Crops represented the total cost of the crop inputs in the ground.  These were recorded at cost and were to be expensed to cost of goods sold once the crops were harvested and sold.

The crop harvest failed and the Company incurred a $246,914 loss from the preparation, planting and harvesting of the crop during 2019.

Long-lived Assets

Long-lived assets are stated at cost.  Maintenance and repairs are expensed as incurred.  Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is five years.

Where an impairment of a property’s value is determined to be other than temporary, impairment for the estimated potential loss is recorded to adjust the property to its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of June 30, 2020 and December 31, 2019.

The Company applies the provisions of ASC 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360-10. ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at June 30, 2020 or December 31, 2019, and recorded no impairment losses during the six months ended June 30, 2020 or 2019.

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company will recognize revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue as each performance obligation is satisfied.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended June 30, 2020 and 2019 were $0.

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

June 30, 2020

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of June 30, 2020 and December 31, 2019.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

NOTE 3 – Investment in Growing Crops

Investment in growing crops consisted of the cost of the crop inputs in the ground at December 31, 2019 and were recorded at cost and were expensed to Crop Loss on the statement of operations during the fourth quarter of 2019 since the crop harvest and related farming activities failed.   The Company incurred a loss from the crop activities in the amount of $246,914 during 2019.  The Company is continuing to pursue opportunities in the recreational and industrial cannabis industries.

NOTE 4 – Property and Equipment

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Lives	June 30, 2020	December 31, 2019

Equipment	5	$ 176,750	$ 176,750
Less: accumulated depreciation		(33,283)	(15,705)
		$ 143,467	$ 161,045

Depreciation expense was $17,578 and $1,500 for the six months ended June 30, 2020 and 2019, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	June 30, 2020	December 31, 2019
Notes payable, 12-14% interest, interest and principal due October 10, 2020 through November 11, 2020, unsecured(1)	$350,000	$350,000

Total due	350,000	350,000
Current Portion	350,000	350,000
Long-term portion	$ -	$ -

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

The Company has incurred an interest expense of $21,234 and $296 during the six months ended June 30, 2020 and 2019.  The Company has interest accrued on the above notes in the amount of $24,514 and $10,779 at June 30, 2020 and December 31, 2019.

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	June 30, 2020	December 31, 2019
Notes payable, 12% interest, interest and principal due November 16, 2020 through November 30, 2020, unsecured	$ 42,557	$ 34,557

Total due	42,557	34,557
Current Portion	42,557	34,557
Long-term portion	$ -	$ -

(1)

 All notes that have become due to the date of this report have been extended to a future due date as per the date range listed above.

During the six months ended June 30, 2020 and 2019, the Company borrowed $8,000 and $0, respectively, from our current President and director, Vincent C. Lombardi, in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities and general and administrative expenses as detailed below.  No repayments on these related party notes were made during the six months ended June 30, 2020 or 2019.

The Company has incurred an interest expense of $2,208 and $0 during the six months ended June 30, 2020 and 2019.  The Company has interest accrued on the above notes in the amount of $2,777 and $569 at June 30, 2020 and December 31, 2019.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 7 – Capital Changes

Offering of Securities

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors.”  There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000).  This offering became effective February 4, 2020.

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

On May 13, 2019, the Company entered into an Agricultural Lease for approximately 200 acres in Northern Nevada to plant its Hemp Grow for 2019.

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

No gross crop yields have been achieved by the Company to date, and therefore no lease payments have been made or required under the lease terms.  The Hemp Grow farming activities were ceased at the end of 2019 and the leased property is not currently being used by the Company.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described immediately below.

On July 30, 2020, the Company borrowed $2,949 from our current President and director, Vincent C. Lombardi and entered into two unsecured promissory notes that bear interest at 9.0% per annum and are due on November 30, 2020.

On August 12, 2020, the Company borrowed $20,000 from an independent third party and entered into an unsecured promissory note that bears interest at 16.0% per annum and is due on August 12, 2021.

On August 10, 2020, the Company borrowed $5,000 from our current President and director, Vincent C. Lombardi and entered into an unsecured promissory note that bears interest at 12.0% per annum and is due on November 10, 2020.

Subsequent to June 30, 2020, the Company entered into amendments with various noteholders that extended the due dates of its notes payable (see Notes 5 and 6), so that the notes are due October 10, 2020 or on later dates.  Most become due in November 2020.

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

Company Business - Intellectual Property

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

The current Intellectual Property portfolio consists of all of the rights, title and interest that Dr. Lombardi had in certain two Provisional Patent Applications (collectively, the “Applications”).  Assignments of both of these applications, which assign their ownership to High Sierra, have been filed with the United States Patent & Trademark Office. The Applications have since been incorporated into and converted into a single all-encompassing Utility Patent Application which has been filed with numerous governmental agencies in the United States, Canada and multiple other countries as is discussed below (collectively the “Utility Patent Applications”). For important information concerning the Company’s Intellectual Property, please refer to the Company’s most recent Annual Report on Form 10-K.

On March 25, 2020, the Company received an International Preliminary Report of Patentability for its Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, in which Claims Numbered 1-84 were characterized as novel and Claims Numbered 1-17, 63-70, 83 and 84 were characterized as inventive steps.

On June 5, 2020, the United States Patent and Trademark Office, by way of an Office Action dated May 29, 2020, notified the Company that Claims Numbered 1-17, 63-70 and 83-84 of Patent Application Number 16/255,157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, were now allowed.  These are four of the seven main claims in Patent Application Number 16/255,157. In response to this, the Company’s outside Patent Counsel, Oliff PLC, has filed an Amendment to Patent Application Number 16/255,157 so that these Claims can be issued a formal Notice of Allowance which would then lead to the issuance of a Utility Patent for these Claims.  As a result of this action by our attorneys at Oliff PLC, on June 19, 2020, the United States Patent and Trademark Office issued a formal Notice of Allowance and Fee(s) Due which will allow the Utility Patent to be issued once the fees are paid. The Company’s attorneys at Oliff PLC also are in the process of preparing a Continuation Application for Claims Numbered 18-62 and 71-82 so that the Company can continue to prosecute these Claims separately.

On July 23, 2020, the Company received an Issue Notification from the United States Patent and Trademark Office stating that, on August 11, 2020, the United States Patent and Trademark Office will issue United States Patent Number

10,737,198 to the Company as assignee of Application Number 16/255.157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, filed by Vincent Lombardi, one of the founders of the Company and its current President and Chief Executive Officer.

Once United States Patent Number 10,737,198 has been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies.  In regards to the imminent issuance of United States Patent Number 10,737,198, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of this Patent is that it will cause the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patent Number 10,737,198.”

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and that its attorneys at Oliff PLC and Aird & McBurney LP in Canada are in the process of responding to it.

The Company’s outside Patent Counsel, Oliff PLC are currently completing the Application to the European Patent Organization (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS.  This EPO Application will allow the Company to simultaneously prosecute its PCT Application in 38 different countries in Europe and the surrounding areas.

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

Results of Operations – Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2020.

General and administrative expenses were $10,657 for the three month period ended June 30, 2020, a decrease of $264,342 from the $274,999 of general and administrative expenses incurred during the three months ended June 30, 2019.  Most of the general and administrative expenses in the earlier period were for consulting services and casual labor related to the Company’s former farming operations, agronomics, rent, and legal and accounting expenses related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the prosecution of its patent applications. Most of the general and administrative expenses in the current period were for legal and accounting related to the preparation and filing of the Company’s reports with the U.S. Securities and Exchange Commission.  We incurred depreciation of $8,789 in the three months ended June 30, 2020, an increase of $7,289 from the $1,500 of depreciation in the three month period ended June 30, 2019.  This is due to the fact that most of the Company’s depreciable equipment was purchased just prior to, or after June 30, 2019.  We incurred interest expense of $11,470 in the three months ended June 30, 2020 compared to $296 of interest expense incurred in the three months ended June 30, 2019.  We incurred interest expense-related party of $1,150 in the three months ended June 30, 2020 and we incurred no interest expense–related party in the three months ended June 30, 2019. This is due to the fact that the Company incurred some of its present notes payable during the three months ended June 30, 2019 and the balance were incurred after June 30, 2019.

We incurred a net loss of $32,066 during the three months ended June 30, 2020, a decrease of $244,729 from the $276,795 net loss incurred during the three months ended June 30. 2019.  The Company’s decrease in net loss in the current period is largely due to the reduction of administrative expenses, partially offset by the increases in depreciation and interest expenses.

Results of Operations – Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2020.

General and administrative expenses were $19,259 for the six month period ended June 30, 2020, a decrease of $312,569 from the $331,828 of general and administrative expenses incurred during the six months ended June 30, 2019.  Most of the general and administrative expenses in the earlier period were for consulting services and casual labor related to the Company’s former farming operations, agronomics, rent, and legal and accounting expenses related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the prosecution of its patent applications. Most of the general and administrative expenses in the current period were for legal and accounting related to the preparation and filing of the Company’s reports with the U.S. Securities and Exchange Commission.  We incurred depreciation of $17,578 in the six months ended June 30, 2020, an increase of $16,078 from the $1,500 of depreciation in the six month period ended June 30, 2019.  This is due to the fact that most of the Company’s depreciable equipment was purchased just prior to, or after, June 30, 2020.  We incurred interest expense of $21,234 in the six months ended June 30, 2020 compared to $296 of interest expense incurred in the six months ended June 30, 2019.  We incurred interest expense-related party of $2,208 in the six months ended June 30, 2020 and we incurred no interest expense–related party in the six months ended June 30, 2019.  This is due to the fact that the Company incurred some of its present notes payable during the six months ended June 30, 2019 and the balance were incurred after June 30, 2019.

We incurred a net loss of $60,279 during the six months ended June 30, 2020, a decrease of $273,345 from the $333,624 net loss incurred during the six months ended June 30. 2019.  The Company’s decrease in net loss in the current period is largely due to the reduction of administrative expenses, partially offset by the increases in depreciation and interest expenses.

Liquidity and Capital Resources

We had total current assets of $197 consisting entirely of cash, and $485,361 in total current liabilities as of June 30, 2020. Our total current liabilities consisted of notes payable $350,000, notes payable-related party of $42,557, accounts payable and accrued expenses of $90,027 and accounts payable and accrued expenses-related party of $2,777.  We had property, plant and equipment, net of $143,467 as of June 30, 2020. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the six months ended June 30, 2020, we had an increase in accounts payable and accrued expenses of $27,483, an increase in accounts payable and accrued expenses-related party of $2,208 and depreciation expense of $17,578.  When this is subtracted from our net loss of $60,279 for the six months ended June 30, 2020, it results in net cash used in operating activities of $13,010.

During the six months ended June 30, 2019, we had an increase in accounts payable and accrued expenses of $142,803, we invested $230,000 in growing crops, we issued common stock for services of $100,000 and we issued common stock for product (hemp seed) of $100,000.  We also had depreciation of $1,500. When this is subtracted from our net loss of $333,624 for the six months ended June 30, 2019, it results in net cash used in operating activities of $219,321.

We received proceeds from notes payable of $8,000 in the six months ended June 30, 2020 which represented the net cash provided by financing activities in the same six month period.  When combined with the $13,010 net cash used in operating activities, it results in a net decrease in cash of $5,010 in the six months ended June 30, 2020.

We received proceeds from notes payable of $50,000 during the six months ended June 30, 2019 (financing activities), and we spent $42,500 on the purchase of property, plant and equipment (investing activities) in the six months ended June 30, 2019.  When combined with the $219,321 net cash used in operating activities during the six months ended June 30, 2019, it results in a net decrease in cash during the six months ended June 30, 2019 of $211,821.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the six month period ended June 30, 2020.

Potential Impact of COVID-19

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period ended June 30, 2020.  For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed for the periods ended since the Company’s inception on August 6, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Or Crown Auto dated July 10, 2019
10.3*	Promissory Note with Vincent C. Lombardi dated July 17, 2019
10.4*	Promissory Note with Leland A. or Terri L. Martineau dated July 31, 2019
10.5*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.6**	Promissory Note with Michael Vardakis dated August 8, 2019
10.7**	Promissory Note with Michael Vardakis dated August 24, 2019
10.8**	Promissory Note with Vincent C. Lombardi dated August 30, 2019 and First Amendment Thereto
10.9**	Promissory Note with Vincent C. Lombardi dated September 5, 2019 and First Amendment Thereto
10.10**	Promissory Note with Michael Vardakis dated September 11, 2019
10.11**	Promissory Note with Vincent C. Lombardi dated October 18, 2019
10.12**	Promissory Note with Michael Vardakis dated November 1, 2019
10.13***	Promissory Note with Vincent C. Lombardi dated February 14, 2020
10.14***	Promissory Note with Vincent C. Lombardi dated March 16, 2020
10.15***	Promissory Note with Vincent C. Lombardi dated April 16, 2020
10.16***	Promissory Note with Vincent C. Lombardi dated May 6, 2020
10.17	Promissory Note with Vincent C. Lombardi dated June 30, 2020 – Filed Herein
10.18	Promissory Note with Vincent C. Lombardi dated July 30, 2020 – Filed Herein
10.19	Promissory Note with Vincent C. Lombardi dated July 30, 2020 – Filed Herein
10.20	Promissory Note with Vincent C. Lombardi dated August 10, 2020 – Filed Herein
10.21	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020 – Filed Herein
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
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

High Sierra Technologies, Inc.

Date:	August 14, 2020	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	August 14, 2020	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director