Form 10-Q
period 2020-09-30
High Sierra Technologies, Inc.
filed 2020-11-20
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 16, 2020 – 20,262,975 shares of common stock.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2019 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 3, 2020.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
September 30, 2020 and December 31, 2019
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 41,845	$ 5,207
Total Current Assets	41,845	5,207

Property, Plant and Equipment, net	134,678	161,045

Total Assets	$ 176,523	$ 166,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$ 370,000	$ 350,000
Notes payable-Related party	43,306	34,557
Accounts payable and accrued expenses	37,432	62,544
Accounts payable and accrued expenses-Related party	4,299	569
Total Current Liabilities	455,037	447,670

Total Liabilities	455,037	447,670

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,262,975 and 20,189,642 issued and outstanding at September 30, 2020 and December 31, 2019	347,349	237,348
Accumulated (Deficit)	(625,863)	(518,766)
Total Stockholders' (Deficit)	(278,514)	(281,418)

Total Liabilities and Stockholders' (Deficit)	$ 176,523	$ 166,252

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Depreciation	8,789	4,750	26,367	6,250
General and administrative	24,330	167,497	43,589	499,325
Total operating expenses	33,119	172,247	69,956	505,575

(Loss) from operations	(33,119)	(172,247)	(69,956)	(505,575)

Other (expense)
Interest (expense)	(12,305)	(4,888)	(33,539)	(5,184)
Interest (expense)-Related party	(1,394)	(88)	(3,602)	(88)

Total other (expense)	(13,699)	(4,976)	(37,141)	(5,272)

(Loss) before income taxes	(46,818)	(177,223)	(107,097)	(510,847)
Income taxes	-	-	-	-
Net (loss)	$ (46,818)	$ (177,223)	$ (107,097)	$ (510,847)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)

Weighted average shares outstanding
Basic and diluted	20,213,555	20,389,642	20,197,671	20,282,682

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' (Deficit)

For the Three and Nine Months ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated (Deficit)	Stockholders' (Deficit)
Balance-January 1, 2019	-	$ -	20,189,642	$ 237,348	$ (42,519)	$ 194,829
Net (loss) for the three months ended March 31, 2019	-	-	-	-	(56,829)	(56,829)
Balance-March 31, 2019	-	-	20,189,642	237,348	(99,348)	138,000
Common stock issued for services	-	-	100,000	100,000	-	100,000
Common stock issued for product	-	-	100,000	100,000	-	100,000
Net (loss) for the three months ended June 30, 2019	-	-	-	-	(276,795)	(276,795)
Balance-June 30, 2019	-	-	20,389,642	437,348	(376,143)	61,205
Net (loss) for the three months ended September 30, 2019	-	-	-	-	(177,223)	(177,223)
Balance-September 30, 2019	-	$ -	20,389,642	$ 437,348	$ (553,366)	$ (118,018)

Balance-January 1, 2020	-	$ -	20,189,642	$ 237,348	$ (518,766)	$ (281,418)
Net (loss) for the three months ended March 31, 2020	-	-	-	-	(28,213)	(28,213)
Balance-March 31, 2020	-	-	20,189,642	237,348	(546,979)	(309,631)
Net (loss) for the three months ended June 30, 2020	-	-	-	-	(32,066)	(32,066)
Balance-June 30, 2020	-	-	20,189,642	237,348	(579,045)	(341,697)
Proceeds from sale of common stock	-	-	73,333	110,001	-	110,001
Net (loss) for the three months ended September 30, 2020	-	-	-	-	(46,818)	(46,818)
Balance-September 30, 2020	-	$ -	20,262,975	$ 347,349	$ (625,863)	$ (278,514)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (107,097)	$ (510,847)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	26,367	6,250
Common stock issued for services	-	100,000
Changes in assets and liabilities:
Investment in growing crops	-	(130,000)
Increase in accounts payable and accrued expenses	(25,112)	154,333
Increase in accounts payable and accrued expenses-Related party	3,730	-

Net cash (used) in operating activities	(102,112)	(380,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(176,750)

Net cash (used) in investing activities	-	(176,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	110,001	-
Proceeds from notes payable – Related party	18,749	30,557
Payments on notes payable – Related party	(10,000)	-
Proceeds from notes payable	20,000	325,000

Net cash provided by financing activities	138,750	355,557

Net increase (decrease) in cash	36,638	(201,457)

CASH AT BEGINNING PERIOD	5,207	220,253

CASH AT END OF PERIOD	$ 41,845	$ 18,796

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 12,750	$ -
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf” or the “Company”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc, a Nevada corporation (“High Sierra”), and all of its shareholders.  The shareholders of High Sierra were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra’s common stock.  High Sierra became a wholly-owned subsidiary of Gulf in the business combination.  The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018.  Subsequently Gulf’s name was changed to High Sierra Technologies, Inc.

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

September 30, 2020

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

The crop harvest failed and the Company incurred a $246,914 loss from the preparation, planting and harvesting of the crop during the year ended December 31, 2019.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered to be impaired as of September 30, 2020 and December 31, 2019.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at September 30, 2020 or December 31, 2019, and recorded no impairment losses during the nine months ended September 30, 2020 or 2019.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended September 30, 2020 and 2019 were $0.

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

September 30, 2020

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of September 30, 2020 and December 31, 2019.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

NOTE 3 – Investment in Growing Crops

Investment in growing crops consisted of the cost of the crop inputs in the ground at December 31, 2019 and were recorded at cost and were expensed to Crop Loss on the statement of operations during the fourth quarter of 2019 since the crop harvest and related farming activities failed.   The Company incurred a loss from the crop activities in the amount of $246,914 during the year ended December 31, 2019.  The Company is continuing to pursue opportunities in the recreational and industrial cannabis industries.

NOTE 4 – Property and Equipment

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Lives	September 30, 2020	December 31, 2019

Equipment	5	$ 176,750	$ 176,750
Less: accumulated depreciation		(42,072)	(15,705)
		$ 134,678	$ 161,045

Depreciation expense was $26,367 and $6,250 for the nine months ended September 30, 2020 and 2019, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	September 30, 2020	December 31, 2019
Notes payable, 12-14% interest, interest and principal due December 6, 2020 through August 12, 2021, unsecured(1)	$370,000	$350,000

Total due	370,000	350,000
Current Portion	370,000	350,000
Long-term portion	$ -	$ -

(1)

 One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV.  No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield.  This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.

(2)

All notes that have become due to the date of this report have been extended to a future due date, as per above date ranges.

The Company has incurred an interest expense of $33,539 and $5,184 during the nine months ended September 30, 2020 and 2019.  The Company has interest accrued on the above notes in the amount of $29,819 and $10,779 at September 30, 2020 and December 31, 2019.

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	September 30, 2020	December 31, 2019
Notes payable, 12% interest, interest and principal due November 30, 2020 through May 21, 2021, unsecured	$ 43,306	$ 34,557

Total due	43,306	34,557
Current Portion	43,306	34,557
Long-term portion	$ -	$ -

(1)

 All notes that have become due to the date of this report have been extended to a future due date as per the date range listed above.

During the nine months ended September 30, 2020 and 2019, the Company borrowed $43,306(net of a $10,000 payback on August 30, 2020) and $30,557, respectively, from our current President and director, Vincent C. Lombardi, in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities and general and administrative expenses as detailed below.  A repayment of $10,000 on these related party notes was made on August 30, 2020 and none during the nine months ended September 30, 2019.

The Company has incurred an interest expense of $3,602 and $88 during the nine months ended September 30, 2020 and 2019.  The Company has interest accrued on the above notes in the amount of $4,299 and $569 at September 30, 2020 and December 31, 2019.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 7 – Capital Changes

Offering of Securities

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”.  There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000).  This offering became effective February 4, 2020.

Additionally, we are offering up to $1,000,000 in Senior Convertible Secured Promissory Notes exclusively to “accredited investors”.  This offering became effective on October 1, 2020.  The Notes will be in a minimum face amount/increment of $10,000 for a term of three (3) years and shall bear interest at a rate at Eight Percent (8%) per annum.  The Notes will automatically convert to Common Stock of the Company if an aggregate of $1,000,000 is raised from either offering at a conversion price of $1.50 per share.  The Notes also allow for a voluntary conversion at $1.50 per share at any time during the term of the note.   Upon conversion of the Notes, the investor will be issued warrants for the purchase of Common Stock in the Company equal to 50% of the value of the investor’s Note.

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

Capital Stock

The Company sold 73,333 shares of common stock, per the offering described above in this note, at $1.50 per share for gross proceeds of $110,001 during the quarter ended September 30, 2020.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described immediately below.

As of the date of this report, the Company has received $50,000 in the form of three notes from the offering of the Senior Convertible Secured Promissory Notes described above. Subsequent to September 30, 2020, the Company entered into amendments with various noteholders that extended the due dates of the notes payable (see Notes 5 and 6), so that most of the notes become due in January 2021, or later.

Additionally, we are offering up to $1,000,000 in Senior Convertible Secured Promissory Notes exclusively to “accredited investors”.  This offering became effective on October 1, 2020.  The Notes will be in a minimum face amount/increment of $10,000 for a term of three (3) years and shall bear interest at a rate at Eight Percent (8%) per annum.  The Notes will automatically convert to Common Stock of the Company if an aggregate of $1,000,000 is raised from either offering at a conversion price of $1.50 per share.  The Notes also allow for a voluntary conversion at $1.50 per share at any time during the term of the note.   Upon conversion of the Notes, the investor will be issued warrants for the purchase of Common Stock in the Company equal to 50% of the value of the investor’s Note.

On October 14, 2020, we entered into an exclusive Letter Agreement with Artemis Holdings, LLC (“Artemis”) pursuant to which Artemis is to assist us in maximizing the value of our patents and patents pending for odorless cannabis.  Artemis is to provide a detailed market analysis of the patents and to assist with any licensing or sale of the patents.  The agreement is for a period of nine months, and then it automatically renews for additional one month periods until either party terminates it.  The Company will pay Artemis a fee of $5,000 per month during the term, and a transaction fee of 7.5% of the gross proceeds of any transaction (sale, license, etc.) arranged by Artemis.  A copy of the Letter Agreement is attached hereto as Exhibit 10.22.

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

On June 5, 2020, the United States Patent and Trademark Office, by way of an Office Action dated May 29, 2020, notified the Company that Claims Numbered 1-17, 63-70 and 83-84 of Patent Application Number 16/255,157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, were now allowed.  These are four of the seven main claims in Patent Application Number 16/255,157. In response to this, the Company’s outside Patent Counsel, Oliff PLC, has filed an Amendment to Patent Application Number 16/255,157 so that these Claims can be issued a formal Notice of Allowance which would then lead to the issuance of a Utility Patent for these Claims.  As a result of this action by our attorneys at Oliff PLC, on June 19, 2020, the United States Patent and Trademark Office issued a formal Notice of Allowance and Fee(s) Due which will allow the Utility Patent to be issued once the fees are paid. This Patent was issued as United States Patent Number 10,737,198 on August 11, 2020.  The Company’s attorneys at Oliff PLC also are in the process of preparing a Continuation Application for Claims Numbered 18-62 and 71-82 so that the Company can continue to prosecute these Claims separately.  This Continuation Application has resulted in the issuance of United States Patent Number 10,835,829 on November 17, 2020.

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

The Company intends to continue to actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies.  In regards to the issuance of United States Patent Numbered 10,737,198 and 10,835,839, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that "we believe the effect of the issuance of Patents Numbered 10,737,198 and 10,835,839 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198 and 10,835, 839."

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123,CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS,and that its attorneys at Oliff PLC and Aird & McBurney LP in Canada have responded to it.  The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10, 737, 198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020.

The Company’s outside Patent Counsel, Oliff PLC  has completed the Application to the European Patent Office  (“EPO”) based onPatent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS.  It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10, 737, 198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total  Hong Kong.

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

On October 14, 2020, we entered into an exclusive Letter Agreement with Artemis Holdings, LLC pursuant to which Artemis Holdings, LLC is to assist us in maximizing the value of our patents and patents pending for odorless cannabis.  Artemis is to provide a detailed market analysis of the patents and to assist with any licensing or sale of the patents.  The agreement is for a period of nine months, and then it automatically renews for additional one month periods until either party terminates it.  The Company will pay Artemis a fee of $5,000 per month during the term, and a transaction fee of 7.5% of the gross proceeds of any transaction (sale, license, etc.) arranged by Artemis.  A copy of the Letter Agreement is attached hereto as Exhibit 10.22.

Consulting Agreement

On August 14, 2020, we entered into a non-exclusive Consulting Agreement with Stanley Berk/Steven Leatherman (“SBSL Consultants”) and Jeff Baclet/Tom Prutzman (“Consultants”) pursuant to which the SBSL Consultants and other Consultants agreed to review short term and long term business forecasts for the Company, review documents for due diligence purposes, seek out private and public funding for the Company, and seek out potential licensing partners and potential buyers of the Company’s intellectual property.  They referred the Company to Artemis Holdings, LLC.  See above. The term of the Agreement is for six months, and may be canceled by either party. The Company agreed to pay a consulting fee of $7,500 per month (to be deferred until the Company has raised at lest $500,000), and 5.0% of funds raised from any source brought to the Company by the Consultants.  The Consultants will also be granted an option to purchase 5.0% of the securities sold in such fundraising at the same price, which is exercisable for a period of 5 years.  A copy of the Consulting Agreement is attached hereto as Exhibit 10.23.

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

Results of Operations – Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2021.

General and administrative expenses were $24,330 for the three month period ended September 30, 2020, a decrease of $143,167 from the $167,497 of general and administrative expenses incurred during the three months ended September 30, 2019.  Most of the general and administrative expenses in the earlier period were for consulting services and casual labor related to the Company’s former farming operations, agronomics, rent, and legal and accounting expenses related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the prosecution of its patent applications. Most of the general and administrative expenses in the current period were for legal and accounting related to the preparation and filing of the Company’s reports with the U.S. Securities and Exchange Commission.  We incurred depreciation of $8,789 in the three months ended September 30, 2020, an increase of $4,039 from the $4,750 of depreciation in the three month period ended September 30, 2019.  This is due to the fact that some of the Company’s depreciable equipment was purchased after September 30, 2019.  We incurred interest expense of $12,305 in the three months ended September 30, 2020 compared to $4,888 of interest expense incurred in the three months ended September 30, 2019.  We incurred interest expense-related party of $1,394 in the three months ended September 30, 2020 and we incurred interest expense–related party of $88 in the three months ended September 30, 2019.  This is due to the fact that the Company incurred some of its present notes payable and notes payable-related party after September 30, 2019.

We incurred a net loss of $46,818 during the three months ended September 30, 2020, a decrease of $130,405 from the $177,223 net loss incurred during the three months ended September 30, 2019.  The Company’s decrease in net loss in the current period is largely due to the reduction of administrative expenses, partially offset by the increases in depreciation and interest expenses.

Results of Operations – Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2021.

General and administrative expenses were $43,589 for the nine month period ended September 30, 2020, a decrease of $455,736 from the $499,325 of general and administrative expenses incurred during the nine months ended September 30, 2019.  Most of the general and administrative expenses in the earlier period were for consulting services and casual labor related to the Company’s former farming operations, agronomics, rent, and legal and accounting expenses related to the acquisition of the Company’s High Sierra Technologies, Inc. subsidiary and for the prosecution of its patent applications. Most of the general and administrative expenses in the current period were for legal and accounting related to the preparation and filing of the Company’s reports with the U.S. Securities and Exchange Commission.  We incurred depreciation of $26,367 in the nine months ended September 30, 2020, an increase of $20,117 from the $6,250 of depreciation in the nine month period ended September 30, 2019.  This is due to the fact that most of the Company’s depreciable equipment was purchased just prior to, or after, September 30, 2019.  We incurred interest expense of $33,539 in the nine months ended September 30, 2020 compared to $5,184 of interest expense incurred in the nine months ended

September 30, 2019.  We incurred interest expense-related party of $3,602 in the nine months ended September 30, 2020 and we incurred interest expense–related party of $88 in the nine months ended September 30, 2019.  This is due to the fact that the Company incurred some of its present notes payable during the nine months ended September 30, 2019 and the balance were incurred after September 30, 2019.

We incurred a net loss of $107,097 during the nine months ended September 30, 2020, a decrease of $403,750 from the $510,847 net loss incurred during the nine months ended September 30. 2019.  The Company’s decrease in net loss in the current period is largely due to the reduction of administrative expenses, partially offset by the increases in depreciation and interest expenses.

Liquidity and Capital Resources

We had total current assets of $41,845 consisting entirely of cash and $455,037 in total current liabilities as of September 30, 2020. Our total current liabilities consisted of notes payable $370,000, notes payable-related party of $43,306, accounts payable and accrued expenses of $37,432 and accounts payable and accrued expenses-related party of $4,299.  We had property, plant and equipment, net of $134,678 as of September 30, 2020. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the nine months ended September 30, 2020, we had a decrease in accounts payable and accrued expenses of $25,112, an increase in accounts payable and accrued expenses-related party of $3,730 and depreciation expense of $26,367.  When this is combined with our net loss of $107,097 for the nine months ended September 30, 2020, it results in net cash used in operating activities of $102,112.

During the nine months ended September 30, 2019, we had an increase in accounts payable and accrued expenses of $154,333, we invested $230,000 in growing crops, we issued common stock for services of $100,000 and we issued common stock for product (hemp seed) of $100,000.  We also had depreciation of $6,250. When this is subtracted from our net loss of $510,847 for the nine months ended September 30, 2019, it results in net cash used in operating activities of $380,264.

In the nine months ended September 30, 2020, we received proceeds from the sale of common stock of $110,001,proceeds from notes payable-related party of $18,749, and proceeds from notes payable of $20,000, and we made a payment on notes payable-related party of $10,000 which resulted  in net cash provided by financing activities of $138,750 in the same nine month period.  When combined with the $102,112 net cash used in operating activities, it results in a net increase in cash of $36,638 in the nine months ended September 30, 2020.

We received proceeds from notes payable of $355,557 during the nine months ended September 30, 2019 (financing activities), and we spent $176,750 on the purchase of property, plant and equipment (investing activities) in the nine months ended September 30, 2019.  When combined with the $380,264 net cash used in operating activities during the nine months ended September 30, 2019, it results in a net decrease in cash during the nine months ended September 30, 2019 of $201,457.

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

Management intends to raise additional operating funds through equity and/or debt offerings to fund operations for the next 12 months.  However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine month period ended September 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended September 30, 2020, we sold 73,333 shares of our restricted common stock to a total of three investors for total proceeds of $110,001.The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.   For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed for the periods ended since the Company’s inception on August 6, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Or Crown Auto dated July 10, 2019
10.3*	Promissory Note with Vincent C. Lombardi dated July 17, 2019
10.4*	Promissory Note with Leland A. or Terri L. Martineau dated July 31, 2019
10.5*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.6**	Promissory Note with Michael Vardakis dated August 8, 2019
10.7**	Promissory Note with Michael Vardakis dated August 24, 2019
10.8**	Promissory Note with Vincent C. Lombardi dated August 30, 2019 and First Amendment Thereto
10.9**	Promissory Note with Vincent C. Lombardi dated September 5, 2019 and First Amendment Thereto
10.10**	Promissory Note with Michael Vardakis dated September 11, 2019
10.11**	Promissory Note with Vincent C. Lombardi dated October 18, 2019
10.12**	Promissory Note with Michael Vardakis dated November 1, 2019
10.13***	Promissory Note with Vincent C. Lombardi dated February 14, 2020
10.14***	Promissory Note with Vincent C. Lombardi dated March 16, 2020
10.15***	Promissory Note with Vincent C. Lombardi dated April 16, 2020
10.16***	Promissory Note with Vincent C. Lombardi dated May 6, 2020
10.17****	Promissory Note with Vincent C. Lombardi dated June 30, 2020
10.18****	Promissory Note with Vincent C. Lombardi dated July 30, 2020
10.19****	Promissory Note with Vincent C. Lombardi dated July 30, 2020
10.20****	Promissory Note with Vincent C. Lombardi dated August 10, 2020
10.21****	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.22	Letter Agreement with Artemis Holdings Group, LLC dated October 14, 2020 – Filed Herein
10.23	Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated August 14, 2020 – Filed Herein
10.24	Promissory Note with Vincent C. Lombardi dated August 3, 2020 – Filed Herein
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
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

**** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 filed with the Securities and Exchange Commission on August 14, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	November 20, 2020	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	November 20, 2020	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director