Form 10-K
period 2020-12-31
High Sierra Technologies, Inc.
filed 2021-04-14
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2020

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

(775) 410-4100

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

Yes [  ] No [X]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

The market value of the voting and non-voting common stock held by non-affiliates at such date (June 30, 2020) was $14,672,666.34, based on 8,289,642 shares then held by non-affiliates, and a closing bid price of $1.77 per share on June 30, 2020.  All of the Company’s outstanding shares are voting shares.

Outstanding Shares

As of April 14, 2021 the Registrant had 20,326,309 shares of common stock outstanding.

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

Copies of our Articles of Incorporation and our By-Laws were attached to our Form 10-SB Registration Statement that was filed with the SEC on June 7, 2006, and were attached to our Form 10-K Annual Report for the period ended December 31, 2013.  See Part IV, Item 15.

We voluntarily filed our Form 10-SB Registration Statement so that we could become a “reporting issuer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In connection with the Acquisition of High Sierra, we also issued 1,087,525 shares of our common stock to Michael Vardakis, the former President and director of the Company, for a cash payment of $21,750.50, 120,000 shares of our common stock to Melissa Ladakis, the former Secretary and director of the Company, for services rendered which were valued at $0.02 per share, 30,000 shares of our common stock to Lynette Kelch, for services rendered which were valued at $0.02 per share; and 1,800,000 shares of our common stock to Biored, N.V., a Belgian corporation (“Biored”). Biored loaned the Company $500,000 in early June 2018 at five percent (5.0%) interest per annum. Biored converted the principal amount of its loan ($500,000) and accrued interest of approximately $14,500 to the 1,800,000 shares of our common stock which it received, at a conversion price of approximately $0.2858 per share.

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

Under the terms of the Agreement, as consideration for the Acquisition, the shareholders of High Sierra who collectively owned 15,433,025 shares of common stock of High Sierra, received one (1) share of our common stock for each one (1) share of High Sierra common stock exchanged in the transaction. As a result, the High Sierra shareholders, as a group, received 15,433,025 shares of our common stock in the exchange, which represented approximately 76.44% of the 20,189,642 issued and outstanding shares of our common stock immediately following the Acquisition.

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

The current Intellectual Property portfolio consists of all of the rights, title and interest that Dr. Lombardi had in certain two Provisional Patent Applications (collectively, the “Applications”).  Assignments of both of these applications, which assign their ownership to High Sierra, have been filed with the United States Patent & Trademark Office. The Applications have since been incorporated into and converted into two all-encompassing Utility Patent Applications which have been filed with numerous governmental agencies in the United States, Canada and multiple other countries in Europe as is discussed below (collectively the “Utility Patent Applications”). As of the date hereof, there have been two United States Patents issued based on the Utility Patent Application as is also discussed below.

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

High Sierra believes that it is likely that its Provisional Patent Applications and the Utility Patent Applications will be converted into full Utility Patents in due course in both the United States, Canada and numerous countries in Europe. During the time allowed under the provisions of the PCT, High Sierra intends to determine in which foreign countries it will be appropriate to file additional utility patent applications.

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

On June 5, 2020, the United States Patent and Trademark Office, by way of an Office Action dated May 29, 2020, notified the Company that Claims Numbered 1-17, 63-70 and 83-84 of Patent Application Number 16/255,157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, were now allowed.  These are four of the seven main claims in Patent Application Number 16/255,157.  In response to this, the Company’s outside Patent Counsel, Oliff PLC, has filed an Amendment to Patent Application Number 16/255,157 so that these Claims can be issued a formal Notice of Allowance which would then lead to the issuance of a Utility Patent for these Claims.  As a result of this action by our attorneys at Oliff PLC, on June 19, 2020, the United States Patent and Trademark Office issued a formal Notice of Allowance and Fee(s) Due which will allow the Utility Patent to be issued once the fees are paid. This Patent was issued as United States Patent Number 10,737,198 on August 11, 2020.  The Company’s attorneys at Oliff PLC also prepared a Continuation Application for Claims Numbered 18-62 and 71-82 so that the Company can continue to prosecute these Claims separately.  This Continuation Application has resulted in the issuance of United States Patent Number 10,835,829 on November 17, 2020.

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

Now United States Patents Numbers 10,737,198 and 10,835,839 have been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies.  In regards to the issuance of United States Patents Numbered 10,737,198 and 10.835,839, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of Patents Numbered 10,737, 198 and 10, 835,839 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198 and 10,835,839.”

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it.  The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10, 737, 198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020.

The Company’s outside Patent Counsel, Oliff PLC has completed the Application to the European Patent Office  (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS.  It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10, 737, 198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total of 38 different countries in Europe and the surrounding areas as well as Hong Kong.

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

On October 14, 2020, we entered into an exclusive Letter Agreement with Artemis Holdings, LLC pursuant to which Artemis Holdings, LLC is to assist us in maximizing the value of our patents and patents pending for odorless cannabis.  Artemis is to provide a detailed market analysis of the patents and to assist with any licensing or sale of the patents.  The agreement is for a period of nine months, and then it automatically renews for additional one month periods until either party terminates it.  The Company will pay Artemis a fee of $5,000 per month during the term, and a transaction fee of 7.5% of the gross proceeds of any transaction (sale, license, etc.) arranged by Artemis.  A copy of the Letter Agreement is attached to our Quarterly Report on Form 10-Q for the period ended September 30, 2020 as Exhibit 10.22.

Consulting Agreement

On August 14, 2020, we entered into a non-exclusive Consulting Agreement with Stanley Berk/Steven Leatherman (“SBSL Consultants”) and Jeff Baclet/Tom Prutzman (“Consultants”) pursuant to which the SBSL Consultants and other Consultants agreed to review short term and long term business forecasts for the Company, review documents for due diligence purposes, seek out private and public funding for the Company, and seek out potential licensing partners and potential buyers of the Company’s intellectual property.  They referred the Company to Artemis Holdings, LLC.  See above.  The term of the Agreement was for six months. The Company agreed to pay a consulting fee of $7,500 per month (to be deferred until the Company has raised at least $500,000), and 5.0% of funds raised from any source brought to the Company by the Consultants.  The Consultants were also granted warrants to purchase 5.0% of the securities sold in such fundraising at the same price, which is exercisable for a period of 5 years. This August 14, 2020 Consulting Agreement was amended on December 28, 2020 to now be effective as of January 1, 2021.  Under the terms of this amendment the term of the Agreement became one year ending on December 31, 2021. The consulting fees were reduced to $1,200.00 per month, a potential bonus of $45,000 was incorporated, the referral fees were reduced to 2% and the warrants to be issued were set at to 2.5% of the value of certain transactions caused by Admiral Investment Banking and 2% of the value of certain transactions caused by Artemis Holdings Group, LLC.  A copy of this Amended Consulting Agreement is attached hereto as Exhibit 10.8.

Admiral Investment Banking Agreement

On December 28, 2020 the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement is for the period of one year and has certain renewal provisions. The Agreement provides for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provides for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provides for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral.  The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares.

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

High Sierra is now in the process of determining the best use of the equipment that was purchased for use in the farming activities.\

High Sierra has identified a growing market place for hemp cigarettes especially those that can benefit from High Sierra’s patented and patent pending technologies.  It is the intention of High Sierra to enter into this market place as soon as possible after it receives sufficient funding from its Private Placement Offerings.  The Company can offer no assurance that it will successfully raise the funds needed to enter into this market place.

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

Because High Sierra’s business model is based on (1) the licensing of its technology, and (2) the production and marketing of hemp cigarettes using its various patented and patent pending technologies, it is not necessary for High Sierra to handle, sell or distribute cannabis in order to benefit from the rapidly expanding cannabis market. Accordingly, High Sierra is not directly subject to the limitations imposed by these existing Federal laws in the United States as they may relate to cannabis. With the enactment on December 20, 2018 of the Hemp Farming Act of 2018, hemp-based products have ceased to be controlled substances that come under the authority of the Drug Enforcement Administration thus providing High Sierra an opportunity in a new marketplace that is not subject to the same level of Federal regulation as is the marijuana form of cannabis.  This puts High Sierra in a unique position to benefit from the rapidly expanding cannabis and hemp industries, while at the same time, not being directly subject to the Federal controlled substance laws of the United States.

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

There are numerous other companies and individuals that compete in the hemp cigarette market place.  Some of those companies are substantially larger than we are and some may have much greater financial resources than we do.  We can offer no assurance that we will be able to compete successfully against our competitors in this line of business.

Employees

As of the date of this Report, we have only four part-time employees who are our officers Vincent C. Lombardi, Gregg W. Koechlein, Jeffrey M. Pogol and Glenn C. Miller, and no full time employees.  Mr. Lombardi, Mr. Koechlein and Mr. Pogol each devote approximately sixteen (16) hours per week to the business of the Company, and Mr. Miller devotes approximately eight (8) hours per week to the business of the Company.  They may be compensated for their part time services on an as needed basis.  For example, on February 26, 2021, we issued 10,000 shares of our restricted common stock to Jeffrey M. Pogol and 10,000 shares of our restricted common stock to another service provider for services rendered valued in the amount of $2,000 each, and on January 1, 2021 Gregg W. Koechlein was paid $7,500 for services.  We have no written employment agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

None

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2020 and 2019.  These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2020 through March 31, 2020	$1.57	$1.00
April 1, 2020 through June 30, 2020	$2.02	$1.57
July 1, 2020 through September 30, 2020	$3.87	$1.77
October 1, 2020 through December 31, 2020	$4.57	$3.87
January 1, 2098 through March 31, 2019	$1.25	$1.25
April 1, 2019 through June 30, 2019	$1.25	$1.25
July 1, 2019 through September 30, 2019	$1.25	$1.25
October 1, 2019 through December 31, 2019	$1.25	$1.25

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have approximately 69 stockholders, not including an indeterminate number who may hold shares in “street name”.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last two (2) years, we have not issued any unregistered securities other than the following:

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

2.

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

3.

In the three month period ended September 30, 2020, we sold 73,333 shares of our restricted common stock to a total of three investors for total proceeds of $110,001. In the three months ended December 31, 2020 we sold 33,334 shares of our restricted common stock to one investor for total proceeds of $50,000. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

4.

 In the three months ended December 31, 2020, we sold three Series 2 Senior Convertible Secured Promissory Notes in the respective amounts of $10,000 (on October 23, 2020), $10,000 (on October 23, 2020) and $30,000 (on November 2, 2020) to three investors.  A form of the Series 2 Senior Convertible Secured Promissory Note is attached hereto as Exhibit 10.09.  The Notes bear interest at 8.0% per annum, have a three year term, and the Maturity Dates are automatically extended for successive six month periods in the event the Company has not raised gross proceeds from its October 1, 2020 private offering or financing from any other source or sources of at least $1,000,000.  Each Note is secured on a pro rata basis with the other Notes by the assets of the Company.  Each Note is automatically converted into shares of our common stock at a price of $1.50 per share once we have generated gross proceeds of $1,000,000 from the October 1, 2020 private offering or financing from any other source or sources.  The holders of the Notes may also voluntarily convert the balances owed under the Notes at an earlier time at the same conversion price of $1.50 per share. Each Note holder will also be issued warrants to purchase shares of our restricted common stock at $1.50 per share at the time of conversion in an amount equal to 50% of the face amount of the Note, which are exercisable for a period of three years.

5.

On February 26, 2021, the Company issued 10,000 shares of its restricted common stock to its Vice President Jeffrey M. Pogol, and 10,000 shares of its restricted common stock to another service provider, for services rendered which were valued at $2,000 each.  On the same day, the Company issued 10,000 shares of its restricted common stock to Mark Beloyan, a principal of Tradespot Markets and Admiral Investment Banking, pursuant to the exercise of a warrant at an exercise price of $0.01 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2020, from the sale of registered securities.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized both for medicinal and/or recreational use, and in the Canadian provinces; and (ii) seek to raise additional equity funding so that the Company may pursue the construction and operation of a facility to produce and market hemp cigarettes to be located in Northern Nevada. During the next 12 months, our cash requirements include expenses to market our technology; expenses to construct and operate a facility to produce and market hemp cigarettes to be located in Northern Nevada; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully commence and operate a facility to produce and market hemp cigarettes.  We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

We had total current assets of $41,770 consisting entirely of cash and $469,893 in total current liabilities as of December 31, 2020.  Our total current liabilities of $469,893 consisted of notes payable $375,500, notes payable-related party of $23,306, accounts payable and accrued expenses of $58,373 and accounts payable and accrued expenses-Related party of $12,714. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The Company also has $125,695 in property, plant and equipment, net, and $50,000 in long term liabilities which are in notes payable. All of the $50,000 in long term liabilities are convertible.

For a description of the various loans that the Company has received during the year ended December 31, 2020, and subsequent to December 31, 2020, see footnotes 5, 6 and 8 to the Company’s financial statements included herein.  The Company intends to repay these loans from selling the Company’s hemp farming equipment and from raising additional capital.  The Company can offer no assurance that it will be successful in its efforts to raise additional capital.

See the Exhibit Index below to determine where copies of the various promissory notes are located. The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

Results of Operations

Year Ended December 31, 2020 Compared Year Ended December 31, 2019

We had no revenues during the year ended December 31, 2020.  We hope to start earning revenues during the present fiscal year ending December 31, 2021.

We incurred general and administrative expenses of $222,561 for the year ended December 31, 2020, an increase of $22,531 over the $200,030 of general and administrative expenses incurred during the year ended December 31, 2019.  We incurred depreciation of $35,350 in the year ended December 31, 2020 as compared to $15,705 incurred in the year ended December 31, 2019.  We sustained a crop loss of $246,914 in the year ended December 31, 2019 due to the poor quality of the seeds that were purchased.  We had no crop loss expense in the year ended December 31, 2020.

We incurred interest expense of $42,955 in the year ended December 31, 2020, an increase of $29,926 from the $13,029 of interest expense incurred in the year ended December 31, 2019.  The increase is due to the increase in aggregate principal balance of the Notes Payable in the later period from increased borrowings, and increases in interest rates in some of the Notes Payable in the later period.  We also incurred interest expense - related party of $4,645 in the year ended December 31, 2020, an increase of $4,076 from the $569 of interest expense - related party incurred in the year ended December 31, 2019.  The increase is due to the increase in aggregate principal balance of the Notes Payable-Related Party in the later period from increased borrowings, and increases in interest rates in some of the Notes Payable-Related Party in the later period.

We incurred a net loss of $305,511, or approximately $0.02 per share, in the year ended December 31, 2020, which is $170,736 less than the net loss of $476,247 incurred in the year ended December 31, 2019.  The decrease in the net loss incurred in the later period is largely attributable to the reduction of $246,914 in crop loss in the later period, partially offset by increases of $22,531 in general and administrative expenses and increases in interest expense, interest expense-related party and depreciation incurred in the later period.

Capital Resources

The cash flows from operating activities during the year ended December 31, 2020 consisted of the following: The net loss of $305,511 partially offset by $35,350 in depreciation, $74,500 in warrant expense, a $12,145 increase in accounts payable and accrued expenses – related party, and a decrease of $4,171 in accounts payable and accrued expenses resulting in net cash used in operating activities of $187,687.

The cash flows from operating activities during the prior year ended December 31, 2019 consisted of the following: The net loss of $476,247 partially offset by $15,705 in depreciation, an increase of $37,120 in accounts payable and accrued expenses and an increase of $569 in accounts payable and accrued expenses – related party, resulting in net cash used in operating activities of $422,853.

We had no net cash used in investing activities in the year ended December 31, 2020, as compared to $176,750 net cash used in the year ended December 31, 2019 from the purchase of property, plant and equipment.

The cash flows from financing activities during the year ended December 31, 2020 consisted of the following: We received cash proceeds from the sale of common stock of $160,001, proceeds from notes payable of $25,500, proceeds from convertible notes payable of $50,000, proceeds from notes payable – related party of $18,749, and  repayments on notes payable – related parties of $30,000, resulting in net cash provided by financing activities of $224,250.

The cash flows from financing activities during the year ended December 31, 2019 consisted of the following: We received cash proceeds from notes payable of $350,000 and cash proceeds from notes payable – related parties of $34,577, resulting in net cash provided by financing activities of $384,557.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2020.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and December 31, 2019

HIGH SIERRA TECHNOLOGIES, INC.

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

High Sierra Technologies, Inc.

Reno, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Sierra Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 14, 2020

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Balance Sheets
December 31, 2020 and 2019
	December 31,
	2020	2019
ASSETS

Current Assets
Cash	$ 41,770	$ 5,207

Total Current Assets	41,770	5,207

Property, Plant and Equipment, net	125,695	161,045

Total Assets	$ 167,465	$ 166,252

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$ 375,500	$ 350,000
Notes payable-Related party	23,306	34,557
Accounts payable and accrued expenses	58,373	62,544
Accounts payable and accrued expenses-Related party	12,714	569

Total Current Liabilities	469,893	447,670

Long Term Liabilities
Convertible notes payable	50,000	-

Total Liabilities	519,893	447,670

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized;
20,296,309 and 20,189,642 issued and outstanding at
December 31, 2020 and 2019	471,849	237,348
Accumulated (Deficit)	(824,277)	(518,766)
Total Stockholders' (Deficit)	(352,428)	(281,418)

Total Liabilities and Stockholders' (Deficit)	$ 167,465	$ 166,252

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2020	2019

Revenues	$ -	$ -

Total revenues	-	-

Operating Expenses
Depreciation	35,350	15,705
Crop loss	-	246,914
General and administrative	222,561	200,030

Total operating expenses	257,911	462,649

(Loss) from operations	(257,911)	(462,649)

Other (expense)
Interest (expense)	(42,955)	(13,029)
Interest (expense)-Related party	(4,645)	(569)

Total other (expense)	(47,600)	(13,598)

(Loss) before income taxes	(305,511)	(476,247)
Income taxes	-	-

Net (loss)	$ (305,511)	$ (476,247)

(Loss) per share-Basic and diluted	$ (0.02)	$ (0.02)

Weighted average shares outstanding-
Basic and diluted	20,215,453	20,309,094

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' (Deficit)
For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2019	-	$ -	20,189,642	$ 237,348	$ (42,519)	$ 194,829

Net (loss) for the year ended December 31, 2019	-	-	-	-	(476,247)	(476,247)

Balance-December 31, 2019	-	-	20,189,642	237,348	(518,766)	(281,418)

Common stock issued for cash	-	-	106,667	160,001	-	160,001
Warrants issued for consulting expenses	-	-	-	74,500	-	74,500
Net (loss) for the year ended December 31, 2020	-	-	-	-	(305,511)	(305,511)

Balance-December 31, 2020	-	$ -	20,296,309	$ 471,849	$ (824,277)	$ (352,428)

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (305,511)	$ (476,247)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	35,350	15,705
Warrants issued for consulting expenses	74,500	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(4,171)	37,120
Increase in accounts payable and accrued expenses-Related party	12,145	569

Net cash used in operating activities	(187,687)	(422,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(176,750)

Net cash used in investing activities	-	(176,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	160,001	-
Proceeds from notes payable	25,500	350,000
Proceeds from convertible notes payable	50,000
Proceeds from notes payable – related party	18,749	34,557
Repayments on notes payable-related party	(30,000)	-

Net cash provided by financing activities	224,250	384,557

Net increase (decrease) in cash	36,563	(215,046)

CASH AT BEGINNING OF PERIOD	5,207	220,253

CASH AT END OF PERIOD	$ 41,770	$ 5,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 14,500	$ 2,250
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these consolidated financial statements.

 HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf” or the “Company”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”), and all of its shareholders.  The shareholders of High Sierra were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra’s common stock.  High Sierra became a wholly-owned subsidiary of Gulf in the business combination.  The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018.  Subsequently Gulf’s name was changed to High Sierra Technologies, Inc.

High Sierra Technologies, Inc., the wholly-owned subsidiary, was incorporated in the State of Nevada on August 6, 2018. It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property (the “Intellectual Property”) that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D., who is an officer, director and co-founder of the subsidiary.  The subsidiary was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

Through its subsidiary, the Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future and intends to develop a policy regarding the same. The Company was growing industrial hemp on a 200-acre property it leased in McDermitt, Nevada and incurred expenses in relation to this project and the failure of the crop during 2019 (see Note 3).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "[t]he usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

ASC 718 requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered impaired as of December 31, 2020 and 2019.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at December 31, 2020 and 2019, and recorded no impairment losses during the years ended December 31, 2020 and 2019.  The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2020 and 2019 were $0.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of December 31, 2020, the Company had a total of 83,333 (50,000 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding.  As of December 31, 2019, there were no potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained operating losses during the current year and may not achieve the level of profitable operations to sustain its activities.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available to the Company, it may be required to curtail its operations.

NOTE 3 – Investment in Growing Crops

Investment in growing crops consisted of the cost of the crop inputs in the ground at December 31, 2019 and were recorded at cost and were expensed to Crop Loss on the statement of operations during the fourth quarter of 2019 since the crop harvest and related farming activities failed.   The Company incurred a loss from the crop activities in the amount of $246,914 during 2019.  The Company is continuing to pursue opportunities in the recreational and industrial cannabis industries, but is not currently engaging in the growing of crops.

NOTE 4 – Property and Equipment

At December 31, 2020 and 2019, property and equipment consisted of the following:

	Useful Lives	December 31, 2020	December31, 2019

Equipment	5	$ 176,750	$ 176,750
Less: accumulated depreciation		(51,055)	(15,705)
		$ 125,695	$ 161,045

Depreciation expense was $35,350 and $15,702 for the years ended December 31, 2020 and 2019, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	December 31, 2020	December 31, 2019
Notes payable, 12-16% interest, interest and principal due June 6, 2021 through August 12, 2021, unsecured(1)(2)	$ 375,500	$ 350,000

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through November 2, 2023(3)	50,000	-

Total due	425,500	350,000
Current Portion	375,500	350,000
Long-term portion	$ 50,000	$ -

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

(3)

The Series 2 Notes contain certain automatic and voluntary conversion provisions.  The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note.  The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50.  The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company.  Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

The Company has incurred an interest expense of $42,955 and $13,029 during the years ended December 31, 2020 and 2019.  The Company has interest accrued on the above notes in the amount of $31,985 and $29,819 at December 31, 2020 and 2019.

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	December 31, 2020	December 31, 2019
Notes payable, 12% interest, interest and principal due June 30, 2021, unsecured(1)	$ 23,306	$ 34,557

Total due	23,306	34,557
Current Portion	23,306	34,557
Long-term portion	$ -	$ -

(1)

All notes that have become due to the date of this report have been extended to a future due date as per the date range listed above.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, the Company borrowed $18,749 and $34,557, respectively, from our current President and director, Vincent C. Lombardi, in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities and general and administrative expenses as detailed below.  A repayment of $30,000 on these related party notes was made in 2020 and none during the year ended December 31, 2019.

The Company has incurred an interest expense of $4,645 and $569 during the years ended December 31, 2020 and 2019, respectively.  The Company has interest accrued on the above notes in the amount of $5,214 and $569 at December 31, 2020 and 2019.

NOTE 7 – Income Taxes

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2020.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The components of deferred income tax assets (liabilities) at December 31, 2020 and 2019, were as follows:

As of December 31, 2020:

	Balance	Rate	Tax
Federal loss carryforward	$749,777	21%	$ 157,453
Valuation allowance			(157,453)
Deferred tax asset			$ -

As of December 31, 2019:

	Balance	Rate	Tax
Federal loss carryforward	$518,957	21%	$ 108,941
Valuation allowance			(108,941)
Deferred tax asset			$ -

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

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019

Income tax (benefit) expense	$(64,157)	$(100,012)
Non-deductible expenses	15,645	-
Increase in valuation allowance	48,512	100,012
Provision for income taxes	$-	$-

NOTE 8 – Capital Changes

Offering of Securities

Common stock

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”.  There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000).  This offering became effective February 4, 2020.

The Company has sold and issued 106,667 shares of its common stock under this offering to independent investors for gross proceeds of $160,001.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Secured Convertible Notes

Additionally, we are offering up to $1,000,000 in Series 2 Senior Convertible Secured Promissory Notes exclusively to “accredited investors”.  The Notes will be in a minimum face amount/increment of $10,000 for a term of three years and shall bear interest at a rate at eight Percent (8%) per annum.  The Notes will automatically convert to Common Stock of the Company if the Company has received $1,000,000 from its offering or any other source or sources at a conversion price of $1.50 per share. The Notes can also be voluntarily converted by the holder. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of the Note and effective as of the date of any Conversion to shares of common stock in the Company.  Such Warrants shall be priced at $1.50 per share during the three-year term of the Note or any extension of the Note.

The Company has sold $50,000 of the Series 2 Senior Convertible Secured Promissory Notes in 2020.

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

Warrants

Under an Investment Banking Agreement, the Company issued 50,000 warrants.  The exercise price per share of the Common Stock under this Warrant is $.01 and is fully vested on the Issue Date and is non-cancellable nor non-redeemable.

Common Stock Purchase Warrants

As of December 31, 2020 and 2019, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2018	-		$-
Granted	-		-
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2019	-		-
Granted	50,000	(1)	.01
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2020	50,000		$.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01.  During 2020, none of the purchase warrants were exercised.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~172.75%
Risk-free interest rate	0.16~1.72%
Expected life (years)	2.71~5.00
Stock Price	$1.50
Exercise Price	$0.01

The Company recorded $74,500 to general and administrative expense for the value of the warrants granted in 2020.

NOTE 9 – Contingencies, Commitments, Legal Matters and Consulting Agreements

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below. The Company has entered into several Consulting Agreements for the marketing of its securities, all of which will terminate in the year 2021.

On May 13, 2019, the Company entered into an Agricultural Lease for approximately 200 acres in Northern Nevada to plant its Hemp Grow for 2019.  The Company is no longer operating under this Agricultural Lease. Thus there are no contingent liabilities thereunder.

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

The Company is solely responsible for all crop care, labor, irrigation, insurance, taxes, repairs and maintenance of the crop, equipment and other costs of planting, raising and harvesting of crops.  The Company is responsible for all other miscellaneous cost to grow and take it to market. As the Company is no longer engaged in the activities contemplated by the Agricultural Lease, the Company is no longer subject to any such liabilities.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described immediately below.

In 2021, the Company issued 20,000 shares total of its common stock to two unrelated parties.  10,000 of the shares were issued for $2,000 of services rendered, and the other 10,000 shares were issued pursuant to the exercise of a warrant at an exercise price of $0.01 per share.  Also in 2021, the Company issued 10,000 shares of its common stock to its Vice President, Jeffrey M. Pogol, for $2,000 of services rendered.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Our management evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective.

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

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors.  All of these persons were appointed effective as of the closing of the acquisition of High Sierra:

			Date Named to Board of Directors/as Executive Officer
Name	Age	Position
Vincent C. Lombardi	56	Director, Chief Executive Officer and President	December 2018
Gregg W. Koechlein	72	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	December 2018 as an officer and March 2019 as a Director
Glenn C. Miller	70	Chief Scientific Officer	December 2018
Jeffrey M. Pogol	62	Vice President	December 2019

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended December 31, 2020, Mr. Pogol did not file an initial Form 3 Report when he became an officer of the Company, nor did he file a Form 4 report when he acquired 10,000 shares of the Company’s common stock on February 26, 2021.  He is in the process of completing and filing those reports now.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics was filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2019.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following tables disclose certain compensation information concerning the Company’s officers and directors during the past two fiscal years.  Please note that Michael Vardakis resigned as an officer on December 31, 2018 and as a director on March 25, 2019, and Jeffrey M. Pogol became a Vice President in December 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Vincent C. Lombardi CEO, President & Director	12/31/2020 12/31/2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gregg W. Koechlein CFO, COO, Sec./Treas. & Director	12/31/2020 12/31/2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jeffrey M. Pogol, Vice President	12/31/2020 12/31/2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael Vardakis Former President & Director	12/31/2019	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vincent C. Lombardi	None	None	None	None	None	None	None	None	None
Gregg W. Koechlein	None	None	None	None	None	None	None	None	None
Jeffrey M. Pogols	None	None	None	None	None	None	None	None	None

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Vincent C. Lombardi	None	None	None	None	None	None	None
Gregg W. Koechlein	None	None	None	None	None	None	None

Mr. Koechlein was paid $7,500 for services in January 2021, and Mr. Pogol received 10,000 shares of the Company’s common stock in February 2021 as compensation for services rendered.  Mr. Lombardi and Mr. Koechlein have indicated that they do not intend to draw salaries from the Company until such time as the Company has sufficient funds to support one year’s operating expenses.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders of our common stock as of December 31, 2020:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Vincent C. Lombardi 979 Westcliff Lane Reno, Nevada 89523	8,280,000	40.80%
Common	Gregg W. Koechlein 2560 Greensboro Drive Reno, Nevada 89509	3,250,000	16.01%
Common	Kenny L. De Meirleir Stuivenbergbaan 89 2800 Mechelen Belgium	1,800,000	8.87%
Common	Biored, N.V. De Tyraslaan 111 1120 Brussels Belgium	1,800,000	8.87%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	1,450,000	7.14%
Totals		16,580,000	81.69%

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

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of December 31, 2020:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent C. Lombardi	8,280,000	40.80%
Common	Gregg W. Koechlein	3,250,000	16.01%.
Common	Jeffrey M. Pogol	0	0.0%
Common	Glenn C. Miller	100,000	0.50%
Totals		11,630,000	57.30%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

During the years ended December 31, 2020 and 2019, the Company borrowed $18,749 and $34,557, respectively, from our current President and director, Vincent C. Lombardi, in order to cover expenses being incurred in connection with the Company’s commercial hemp farming activities and general and administrative expenses as detailed below.  A repayment of $30,000 on these related party notes was made in 2020 and none during the year ended December 31, 2019.

The Company has incurred an interest expense – related party of $4,645 and $569 during the years ended December 31, 2020 and 2019 on the amounts owed to our current President and director, Vincent C. Lombardi.  The Company has interest accrued – related party on the above notes in the amount of $5,214 and $569 at December 31, 2020 and 2019.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2020, and 2019:

Fee Category	2020	2019
Audit Fees	$9,750	$9,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9,750	$9,500

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.        Exhibit Description

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4	Promissory Note with Michael Vardakis dated December 31, 2020 – Filed Herein
10.5	Promissory Note with Vincent C. Lombardi dated December 31, 2020 - Filed Herein
10.6	Promissory Note with Michael Vardakis dated December 31, 2020 – Filed Herein
10.7**	Letter Agreement with Artemis Holdings Group, LLC dated October 14, 2020
10.8	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020 – Filed Herein
10.9	Form of Series 2 Senior Convertible Secured Promissory Note – Filed Herein
10.10	Sixth Amendment to Promissory Note with Larry Mamey dated March 5, 2021 – Filed Herein
14*	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 filed with the Securities and Exchange Commission on November 20, 2020.

ITEM 16:  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	April 14, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	April 14, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Date:	April 14, 2021	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director