Form 10-Q
period 2021-03-31
High Sierra Technologies, Inc.
filed 2021-05-17
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2021 the Registrant had 20,326,309 shares of common stock outstanding.

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2020 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 14, 2021.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

March 31, 2021 and December 31, 2020

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$ 6,889	$ 41,770

Total Current Assets	6,889	41,770

Property, Plant and Equipment, net	116,858	125,695

Total Assets	$ 123,747	$ 167,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$ 375,500	$ 375,500
Notes payable-Related party	23,306	23,306
Accounts payable and accrued expenses	76,112	58,373
Accounts payable and accrued expenses-Related party	5,904	12,714

Total Current Liabilities	480,822	469,893

Long Term Liabilities
Notes payable	50,000	50,000

Total Liabilities	530,822	519,893

Commitments and contingencies	-	-

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares
authorized, 0 shares issued and outstanding at
December 31, 2020 and 2019	-	-
Common stock, no par value, 50,000,000 shares authorized;
20,326,309 and 20,296,309 issued and outstanding at
March 31, 2021 and December 31, 2020	501,949	471,849
Accumulated (Deficit)	(909,024)	(824,277)
Total Stockholders' (Deficit)	(407,075)	(352,428)

Total Liabilities and Stockholders' (Deficit)	$ 123,747	$ 167,465

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenues	$ -	$ -

Total revenues	-	-

Operating Expenses
Depreciation	8,837	8,789
General and administrative	61,419	8,602

Total operating expenses	70,256	17,391

(Loss) before other expenses	(70,256)	(17,391)

Other (expense)
Interest (expense)	(13,801)	(9,764)
Interest (expense)-Related party	(690)	(1,058)

Total other (expense)	(14,491)	(10,822)

(Loss) before income taxes	(84,747)	(28,213)
Income taxes	-	-

Net (loss)	$ (84,747)	$ (28,213)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	20,307,309	20,189,643

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders' (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2020	-	$ -	20,189,642	$ 237,348	$ (518,766)	$ (281,418)

Net (loss) for the three months ended March 31, 2020	-	-	-	-	(28,213)	(28,213)

Balance-March 31, 2020	-	$ -	20,189,642	$ 237,348	$ (546,979)	$ (309,631)

Balance-January 1, 2021	-	$ -	20,296,309	$ 471,849	$ (824,277)	$ (352,428)

Common stock issued for services	-	-	20,000	30,000	-	30,000

Proceeds from exercise of warrants	-	-	10,000	100	-	100

Net (loss) for the three months ended March 31, 2021	-	-	-	-	(84,747)	(84,747)

Balance-March 31, 2021	-	$ -	20,326,309	$ 501,949	$ (909,024)	$ (407,075)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (84,747)	$ (28,213)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	8,837	8,789
Issuance of common stock for services	30,000	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	17,739	10,832
(Decrease)/increase in accounts payable and accrued expenses-Related party	(6,810)	1,058

Net cash (used) in operating activities	(34,981)	(7,534)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	100	-
Proceeds from issuance of notes payable	-	2,600

Net cash provided by financing activities	100	2,600

Net increase/(decrease) in cash	(34,881)	(4,934)

CASH AT BEGINNING PERIOD	41,770	5,207

CASH AT END OF PERIOD	$ 6,889	$ 273

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 5,250	$ 4,500
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Through its subsidiary, the Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future and intends to develop a policy regarding the same. The Company was growing industrial hemp on a 200-acre property it leased in McDermitt, Nevada and incurred expenses in relation to this project and the failure of the crop during 2019.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

March 31, 2021

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation which requires the measurement and recognition of compensation expense based on grant date fair values for all share-based awards made to third parties, non-employees, employees and directors, including stock options.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered impaired as of March 31, 2021 and December 31, 2020.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at March 31, 2021 and December 31, 2020, and recorded no impairment losses during the three months ended March 31, 2021 and 2020.  The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended March 31, 2021 and 2020 were $0.

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

March 31, 2021

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of March 31, 2021, the Company had a total of 73,333 (40,000 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

NOTE 3 – Property and Equipment

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Lives	March 31, 2021	December31, 2020

Equipment	5	$ 176,750	$ 176,750
Less: accumulated depreciation		(59,892)	(51,055)
		$ 116,858	$ 125,695

Depreciation expense was $8,837 and $8,789 for the three months ended March 31, 2021 and 2020, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	March 31, 2021	December 31, 2020
Notes payable, 12-16% interest, interest and principal due June 6, 2021 through August 12, 2021, unsecured(1)(2)	$ 375,500	$ 375 ,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through November 2, 2023(3)	50,000	50,000

Total due	425,500	425,500
Current Portion	375,500	375,500
Long-term portion	$ 50,000	$ 50,000

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

The Company has incurred an interest expense of $13,801 and $9,764 during the three months ended March 31, 2021 and 2020.  The Company has interest accrued on the above notes in the amount of $40,536 and $31,985 at March 31, 2021 and December 31, 2020.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	March 31, 2021	December 31, 2020
Notes payable, 12% interest, interest and principal due June 30, 2021, unsecured	$ 23,306	$ 23,306

Total due	23,306	23,306
Current Portion	23,306	23,306
Long-term portion	$ -	$ -

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

During the three months ended March 31, 2021, the Company has not borrowed or paid back any loans with the President of the Company.

The Company has incurred an interest expense of $690 and $1,058 during the three months ended March 31, 2021 and 2020, respectively.  The Company has interest accrued on the above notes in the amount of $5,904 and $12,714 at March 31, 2021 and December 31, 2020.

NOTE 6 – Income Taxes

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended March 31, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

The components of deferred income tax assets (liabilities) at March 31, 2021, were as follows:

As of March 31, 2021:

	Balance	Rate	Tax
Federal loss carryforward	$834,524	21%	$ 175,250
Valuation allowance			(175,250)
Deferred tax asset			$ -

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

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the three months ended March 31, 2021 due to the following:

2021

Income tax (benefit) expense	$(17,797)
Increase in valuation allowance	17,797
Provision for income taxes	$-

NOTE 7 – Capital Changes

Offering of Securities

Common stock

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”.  There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000).  This offering became effective February 4, 2020 and was amended February 1, 2021 to extend the date of the offering through May 1, 2022.

The Company did not sell any securities under this offering during the three months ended March 31, 2021.

The Company issued 20,000 shares of its common stock for services valued at $30,000.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

The Company did not sell any of these Notes during the three months ended March 31, 2021.

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

Common Stock Purchase Warrants

As of March 31, 2021, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	50,000	$.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	(10,000)	.01
Outstanding – March 31, 2021	40,000	$.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01.  During 2021, 10,000 of the purchase warrants were exercised.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

NOTE 8 – Related party transactions

The Company paid $7,500 in services to a related party for services accrued at December 31, 2020.

NOTE 9 – Contingencies, Commitments, Legal Matters and Consulting Agreements

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below. The Company has cancelled one Consulting Agreements for the marketing of its securities.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements except the extension of the Company’s offering mentioned in Note 7 through May 1, 2022.

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

Now United States Patent Numbers 10,737,198 and 10,835,839 have been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies.  In regards to the issuance of United States Patents Numbered 10,737,198 and 10.835,839, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of Patents Numbered 10,737, 198 and 10, 835,839 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198 and 10,835,839.”

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and that its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it.  The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020.

The Company’s outside Patent Counsel, Oliff PLC  has completed the Application to the European Patent Office  (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS.  It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total of 38 different countries in Europe and the surrounding areas as well as Hong Kong.

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

Consulting Agreement

On August 14, 2020, we entered into a non-exclusive Consulting Agreement with Stanley Berk/Steven Leatherman (“SBSL Consultants”) and Jeff Baclet/Tom Prutzman (“Consultants”) pursuant to which the SBSL Consultants and other Consultants agreed to review short term and long term business forecasts for the Company, review documents for due diligence purposes, seek out private and public funding for the Company, and seek out potential licensing partners and potential buyers of the Company’s intellectual property.  They referred the Company to Artemis Holdings, LLC.  See above. The term of the Agreement was for six months. The Company agreed to pay a consulting fee of $7,500 per month

(to be deferred until the Company has raised at least $500,000), and 5.0% of funds raised from any source brought to the Company by the Consultants.  The Consultants were also granted warrants to purchase 5.0% of the securities sold in such fundraising at the same price, which is exercisable for a period of 5 years.  This August 14, 2020 Consulting Agreement was amended on December 28, 2020 to now be effective as of January 1, 2021.  Under the terms of this amendment the term of the Agreement became one year ending on December 31, 2021. The consulting fees were reduced to $1,200.00 per month, a potential bonus of $45,000 was incorporated, the referral fees were reduced to 2% and the warrants to be issued were set at to 2.5% of the value of certain transactions caused by Admiral Investment Banking and 2% of the value of certain transactions caused by Artemis Holdings Group, LLC. A copy of the Amended Consulting Agreement is attached to our Annual Report for the year ended December 31, 2020 as Exhibit 10.8.

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

Results of Operations – Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2021.

General and administrative expenses were $61,419 for the three month period ended March 31, 2021, an increase of $52,817 from the $8,602 of general and administrative expenses incurred during the three months ended March 31, 2020.  Most of the increase in general and administrative expenses incurred in the later period were for the issuance of shares for services and for legal fees for the prosecution of its various patent applications in the United States, Canada and Europe.  We incurred depreciation of $8,837 in the three months ended March 31, 2021, an increase of $48 from the $8,789 of depreciation incurred in the three month period ended March 31, 2020.

We incurred interest expense of $13,801 in the three months ended March 31, 2021 compared to $9,764 of interest expense incurred in the three months ended March 31, 2020.  This is due to the fact that the Company increased its borrowing from unrelated parties after the period ended March 31, 2020.  We incurred interest expense-related party of $690 in the three months ended March 31, 2021 and we incurred interest expense–related party of $1,058 in the three months ended March 31, 2020.  This is due to the fact that the Company repaid some of its notes payable-related party after March 31, 2020.

We incurred a net loss of $84,747 during the three months ended March 31, 2021, an increase of $56,534 from the $28,213 net loss incurred during the three months ended March 31,2020.  The Company’s increase in net loss in the current period is largely due to the increase in administrative expenses in the later period.

Liquidity and Capital Resources

We had total current assets of $6,889 consisting entirely of cash, and $480,822 in total current liabilities as of March 31, 2021. Our total current liabilities consisted of notes payable $375,500, notes payable-related party of $23,306, accounts payable and accrued expenses of $76,112 and accounts payable and accrued expenses-related party of $5,904.  We had property, plant and equipment, net of $116,858 as of March 31, 2021. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the three months ended March 31, 2021, we had an increase in accounts payable and accrued expenses of $17,739, a decrease in accounts payable and accrued expenses-related party of $6,810, depreciation expense of $8,837 and issuance of common stock for services of $30,000.  When this is combined with our net loss of $84,747 for the three months ended March 31, 2021, it results in net cash used in operating activities of $34,981.

During the three months ended March 31, 2020, we had an increase in accounts payable and accrued expenses of $10,832, we had an increase in accounts payable and accrued expenses – related party of $1,058 and had depreciation of $8,789. When this is subtracted from our net loss of $28,213 for the three months ended March 31 2020, it results in net cash used in operating activities of $7,534.

In the three months ended March 31, 2021, we received proceeds from the exercise of warrants of $100 which resulted in net cash provided by financing activities of $100 in the same three month period.  When combined with the $34,981 net cash used in operating activities, it results in a net decrease in cash of $34,881 in the three months ended March 31, 2021.

We received proceeds from an increase in notes payable of $2,600 during the three months ended March 31, 2020 which increased our net cash provided by financing activities by $2,600.  When combined with the $7,534 net cash used in operating activities during the three months ended March 31, 2020, it results in a net decrease in cash during the three months ended March 31, 2020 of $4,934.

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

Management intends to raise additional operating funds from the planned sale of our hemp farming equipment, and from raising funds through equity and/or debt offerings to fund operations for the next 12 months.  However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the three month period ended March 31, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2021, the Company issued 10,000 shares of its restricted common stock to its Vice President Jeffrey M. Pogol, and 10,000 shares of its restricted common stock to another service provider, for services rendered which were valued at $2,000 each.  On the same day, the Company issued 10,000 shares of its restricted common stock to Mark Beloyan, a principal of Tradespot Markets and Admiral Investment Banking, pursuant to the exercise of a warrant at an exercise price of $0.01 per share. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

18

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7**	Letter Agreement with Artemis Holdings Group, LLC dated October 14, 2020
10.8***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.9***	Form of Series 2 Senior Convertible Secured Promissory Note
10.10***	Sixth Amendment to Promissory Note with Larry Mamey dated March 5, 2021
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
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

*** Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 14, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	May 17, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	May 17, 2021	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director