Form 10-K/A
period 2020-12-31
High Sierra Technologies, Inc.
filed 2021-07-27
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTES

This Annual Report is being amended to correct a typographical error on the date on the audit report.

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

Liquidity and Capital Resources

We had total current assets of $41,770 consisting entirely of cash and $469,893 in total current liabilities as of December 31, 2020.  Our total current liabilities of $469,983 consisted of notes payable $375,500, notes payable-related party of $23,306, accounts payable and accrued expenses of $58,373 and accounts payable and accrued expenses-Related party of $12,714. See our Plan of Operation above for information about our cash requirements for the next 12 months.

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

April 14, 2021

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

HIGH SIERRA TECHNOLOGIES, INC.

Date:	July 26, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	July 26, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Date:	July 26, 2021	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director