Form 10-Q
period 2021-06-30
High Sierra Technologies, Inc.
filed 2021-08-16
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2021 the Registrant had 20,386,311 shares of common stock outstanding.

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

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2020 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 14, 2021.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$66,798	$41,770

Total Current Assets	66,798	41,770

Property, Plant and Equipment, net	108,020	125,695

Total Assets	$174,818	$167,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$375,500	$375,500
Notes payable-Related party	13,306	23,306
Accounts payable and accrued expenses	58,734	58,373
Accounts payable and accrued expenses-Related party	6,562	12,714

Total Current Liabilities	454,102	469,893

Long Term Liabilities
Convertible notes payable	100,000	50,000

Total Liabilities	554,102	519,893

Commitments and contingencies	-	-

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,386,311 and 20,296,309 issued and outstanding at June 30, 2021 and December 31, 2020	591,949	471,849
Accumulated (Deficit)	(971,233)	(824,277)
Total Stockholders' (Deficit)	(379,284)	(352,428)

Total Liabilities and Stockholders' (Deficit)	$174,818	$167,465

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Total revenues	-	-	-	-

Operating Expenses
Depreciation	8,838	8,789	17,675	17,578
General and administrative	38,387	10,657	99,806	19,259

Total operating expenses	47,225	19,446	117,481	36,837

(Loss) from operations	(47,225)	(19,446)	(117,481)	(36,837)

Other (expense)
Interest (expense)	(14,327)	(11,470)	(28,128)	(21,234)
Interest (expense)-Related party	(657)	(1,150)	(1,347)	(2,208)

Total other (expense)	(14,984)	(12,620)	(29,475)	(23,442)

(Loss) before income taxes	(62,209)	(32,066)	(146,956)	(60,279)
Income taxes	-	-	-	-

Net (loss)	$(62,209)	$(32,066)	$(146,956)	$(60,279)

(Loss) per share-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding-
Basic and diluted	20,339,203	20,189,642	20,323,344	20,189,642

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' (Deficit)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-December 31, 2019	-	$-	20,189,642	$237,348	$(518,766)	$(281,418)
Net (loss) for the three months ended March 31, 2020	-	-	-	-	(28,213)	(28,213)
Balance-March 31, 2020	-	-	20,189,642	237,348	(546,979)	(309,631)
Net (loss) for the three months ended June 30, 2020	-	-	-	-	(32,066)	(32,066)
Balance-June 30, 2020	-	$-	20,189,642	$237,348	$(579,045)	$(341,697)

Balance-December 31, 2020	-	$-	20,296,309	$471,849	$(824,277)	$(352,428)
Common stock issued for services	-	-	20,000	30,000	-	30,000
Proceeds from exercise of warrants	-	-	10,000	100	-	100
Net (loss) for the three months ended March 31, 2021	-	-	-	-	(84,747)	(84,747)
Balance-March 31, 2021	-	-	20,326,309	501,949	(909,024)	(407,075)
Proceeds from sale of common stock	-	-	60,002	90,000	-	90,000
Net (loss) for the three months ended June 30, 2021	-	-	-	-	(62,209)	(62,209)
Balance-June 30, 2020	-	$-	20,386,311	$591,949	$(971,233)	$(379,284)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(146,956)	$(60,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,675	17,578
Common stock issued for services	30,000	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	361	27,483
(Decrease)/Increase in accounts payable and accrued expenses-Related party	(6,152)	2,208

Net cash (used) in operating activities	(105,072)	(13,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	100	-
Proceeds from sale of common stock	90,000	-
Proceeds from convertible notes payable	50,000	-
(Repayments) and proceeds on notes payable – Related party	(10,000)	8,000

Net cash provided by financing activities	130,100	8,000

Net increase/(decrease) in cash	25,028	(5,010)

CASH AT BEGINNING PERIOD	41,770	5,207

CASH AT END OF PERIOD	$66,798	$197

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,385	$7,500
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 1 – Summary of History and Significant Accounting Policies

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

June 30, 2021

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

ASC 718 requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant. The Company uses the Black-Scholes option-pricing model as its method of determining fair value for warrants and options. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of June 30, 2021 and December 31, 2020.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at June 30, 2021 and December 31, 2020, and recorded no impairment losses during the six months ended June 30, 2021 and year ended December 31, 2020. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2021 and 2020 were $0.

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

June 30, 2021

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses. As of June 30, 2021, the Company had a total of 106,666 (40,000 from outstanding warrants and 66,666 from convertible notes payable) potentially dilutive shares outstanding. As of June 30, 2020, there were no potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

NOTE 3 – Property and Equipment

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Lives	June 30, 2021	December 31, 2020

Equipment	5	$176,750	$176,750

Less: accumulated depreciation		(68,730)	(51,055)
		$108,020	$125,695

Depreciation expense was $17,675 and $17,578 for the six months ended June 30, 2021 and 2020, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	June 30, 2021	December 31, 2020
Notes payable, 12-16% interest, interest and principal due September 6, 2021 through August 12, 2022, unsecured(1)(2)	$375,500	$375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024(3)	100,000	50,000

Total due	475,500	425,500
Current Portion	375,500	375,500
Long-term portion	$100,000	$50,000

(1)One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.

(2)All notes that have become due to the date of this report have been extended to a future due date, as per above date ranges.

(3)The Series 2 Notes contain certain automatic and voluntary conversion provisions. The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note. The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

The Company has incurred an interest expense of $28,128 and $21,234 during the six months ended June 30, 2021 and 2020. The Company has interest accrued on the above notes in the amount of $45,727 and $31,985 at June 30, 2021 and December 31, 2020.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	June 30, 2021	December 31, 2020
Notes payable, 12% interest, interest and principal due December 31, 2021, unsecured	$13,306	$23,306

Total due	13,306	23,306
Current Portion	13,306	23,306
Long-term portion	$-	$-

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

During the six months ended June 30, 2021, the Company has paid back $10,000 of the loans with the President of the Company. During the six months ended June 30, 2020, the Company received proceeds of $8,000 from the same related party.

The Company has incurred an interest expense of $1,347 and $2,208 during the six months ended June 30, 2021 and 2020, respectively. The Company has interest accrued on the above notes in the amount of $6,562 and $12,714 at June 30, 2021 and December 31, 2020.

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the six months ended June 30, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

The components of deferred income tax assets (liabilities) at June 30, 2021, were as follows:

As of June 30, 2021:

	Balance	Rate	Tax
Federal loss carryforward	$896,733	21%	$188,314
Valuation allowance			(188,314)
Deferred tax asset			$-

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

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the six months ended June 30, 2021 due to the following:

2021

Income tax (benefit) expense	$(30,861)
Increase in valuation allowance	30,861
Provision for income taxes	$-

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

The Company has sold 60,002 shares of its common stock for gross proceeds of $90,000 under this offering during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Company issued 20,000 shares of its common stock for services valued at $30,000.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

The Company sold $50,000 of these Notes during the six months ended June 30, 2021.

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

Common Stock Purchase Warrants

As of June 30, 2021, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	50,000	$0.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	(10,000)	0.01
Outstanding – June 30, 2021	40,000	$0.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the six months ended June 30, 2021, 10,000 of the purchase warrants were exercised.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

NOTE 8 – Contingencies, Commitments, Legal Matters and Consulting Agreements

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below. The Company has cancelled one Consulting Agreements for the marketing of its securities.

On May 13, 2019, the Company entered into an Agricultural Lease for approximately 200 acres in Northern Nevada to plant its Hemp Grow for 2019. The Company is no longer operating under this Agricultural Lease. Even though this lease has not been cancelled, there are no contingent liabilities thereunder.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company is in the process of preparing a Continuation-in-Part of Application Number 17/098,539 based on further changes to the processes referred to in Application Number 17/098,539. The Company believes that the Continuation-in-Part will provide the Company additional protection of its current intellectual property portfolio.

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

On October 14, 2020, we entered into an exclusive Letter Agreement with Artemis Holdings, LLC pursuant to which Artemis Holdings, LLC was to assist us in maximizing the value of our patents and patents pending for odorless cannabis. Artemis was to provide a detailed market analysis of the patents and to assist with any licensing or sale of the patents. The agreement was for a period of nine months, and then it was to automatically renew for additional one month periods until either party terminates it. The Company agreed to pay Artemis a fee of $5,000 per month during the term, and a transaction fee of 7.5% of the gross proceeds of any transaction (sale, license, etc.) arranged by Artemis. The parties mutually agreed to terminate the agreement effective April 1, 2021, and neither party owes any obligations to the other following the termination.

Consulting Agreement

On August 14, 2020, we entered into a non-exclusive Consulting Agreement with Stanley Berk/Steven Leatherman (“SBSL Consultants”) and Jeff Baclet/Tom Prutzman (“Consultants”) pursuant to which the SBSL Consultants and other Consultants agreed to review short term and long term business forecasts for the Company, review documents for due diligence purposes, seek out private and public funding for the Company, and seek out potential licensing partners and potential buyers of the Company’s intellectual property. They referred the Company to Artemis Holdings, LLC. See above. The term of the Agreement was for six months. The Company agreed to pay a consulting fee of $7,500 per month (to be deferred until the Company has raised at least $500,000), and 5.0% of funds raised from any source brought to the Company by the Consultants. The Consultants were also granted warrants to purchase 5.0% of the securities sold in such fundraising at the same price, which is exercisable for a period of 5 years. This August 14, 2020 Consulting Agreement was amended on December 28, 2020 to now be effective as of January 1, 2021. Under the terms of this amendment the term of the Agreement became one year ending on December 31, 2021. The consulting fees were reduced to $1,200.00 per month, a potential bonus of $45,000 was incorporated, the referral fees were reduced to 2% and the warrants to be issued were set at to 2.5% of the value of certain transactions caused by Admiral Investment Banking and 2% of the value of certain transactions caused by Artemis Holdings Group, LLC. A copy of the Amended Consulting Agreement is attached to our Annual Report for the year ended December 31, 2020 as Exhibit 10.7.

Admiral Investment Banking Agreement

On December 28, 2020, the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement is for the period of one year and has certain renewal provisions. The Agreement provides for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provides for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provides for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral. The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares.

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

Results of Operations – Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2021.

General and administrative expenses were $38,387 for the three month period ended June 30, 2021, an increase of $27,730 from the $10,657 of general and administrative expenses incurred during the three months ended June 30, 2020.  Most of the increase in general and administrative expenses incurred in the later period were for the contract services, outside consultants and for legal fees for the prosecution of its various patent applications in the United States, Canada and Europe. We incurred depreciation of $8,838 in the three months ended June 30, 2021, an increase of $49 from the $8,789 of depreciation incurred in the three month period ended June 30, 2020.

We incurred interest expense of $14,327 in the three months ended June 30, 2021 compared to $11,470 of interest expense incurred in the three months ended June 30, 2020. This is due to the fact that the Company increased its borrowing from unrelated parties after the period ended June 30, 2020. We incurred interest expense-related party of $657 in the three months ended June 30, 2021 and we incurred interest expense–related party of $1,150 in the three months ended June 30, 2020. This is due to the fact that the Company repaid some of its notes payable-related party after June 30, 2020.

We incurred a net loss of $62,209 during the three months ended June 30, 2021, an increase of $30,143 from the $32,066 net loss incurred during the three months ended June 30, 2020.  The Company’s increase in net loss in the current period is largely due to the increase in administrative expenses in the later period.

Results of Operations – Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020

We have generated no revenues since inception. We hope to start earning revenues during the present fiscal year ending December 31, 2021.

General and administrative expenses were $99,806 for the six month period ended June 30, 2021, an increase of $80,547 from the $19,259 of general and administrative expenses incurred during the six months ended June 30, 2020.  Most of the increase in general and administrative expenses incurred in the later period were for the issuance of shares for services, and for legal fees for the prosecution of its various patent applications in the United States, Canada and Europe. We incurred depreciation of $17,675 in the six months ended June 30, 2021, an increase of $97 from the $17,578 of depreciation incurred in the six month period ended June 30, 2020.

We incurred interest expense of $28,128 in the six months ended June 30, 2021 compared to $21,234 of interest expense incurred in the six months ended June 30, 2020. This is due to the fact that the Company increased its borrowing from unrelated parties after the period ended June 30, 2020. We incurred interest expense-related party of $1,347 in the six months ended June 30, 2021 and we incurred interest expense–related party of $2,208 in the six months ended June 30, 2020. This is due to the fact that the Company repaid some of its notes payable-related party after June 30, 2020.

We incurred a net loss of $146,956 during the six months ended June 30, 2021, an increase of $86,677 from the $60,279 net loss incurred during the six months ended June 30, 2020.  The Company’s increase in net loss in the current period is largely due to the increase in administrative expenses in the later period, and an increase in interest expense in the later period from increased borrowings.

Liquidity and Capital Resources

We had total current assets of $66,798 consisting entirely of cash, and $454,102 in total current liabilities as of June 30, 2021. Our total current liabilities consisted of notes payable $375,500, notes payable-related party of $13,306, accounts payable and accrued expenses of $58,734 and accounts payable and accrued expenses-related party of $6,562. We had property, plant and equipment, net of $108,020 as of June 30, 2021. We had long term liabilities consisting of notes payable of $100,000 as of June 30, 2021. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the six months ended June 30, 2021, we had an increase in accounts payable and accrued expenses of $361, a decrease in accounts payable and accrued expenses-related party of $6,152, depreciation expense of $17,675 and issuance of common stock for services of $30,000. When this is combined with our net loss of $146,956 for the six months ended June 30, 2021, it results in net cash used in operating activities of $105,072.

During the six months ended June 30, 2020, we had an increase in accounts payable and accrued expenses of $27,483, we had an increase in accounts payable and accrued expenses – related party of $2,208 and had depreciation of $17,578. When this is subtracted from our net loss of $60,279 for the six months ended June 30 2020, it results in net cash used in operating activities of $13,010.

In the six months ended June 30, 2021, we received proceeds from notes payable of $50,000, proceeds from the sale of common stock of $90,000, proceeds from the exercise of warrants of $100, and we repaid $10,000 of notes payable-related parties which resulted in net cash provided by financing activities of $130,100.

In the six months ended June 30, 2020, we received proceeds from notes payable – related party of $8,000 which resulted in net cash provided by financing activities of $8,000

Going Concern

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the six month period ended June 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, the Company sold a total of 60,002 shares of its common stock, at $1.50 per share, to four accredited investors for a total of $90,000. In addition, during the same three months ended June 30, 2021, the Company raised $50,000 through the sale of one of its Series 2 Senior Convertible Promissory Note (“Note”) on May 27, 2021. The Note is for a term of three years and bears interest at a rate at eight Percent (8%) per annum. The Note will automatically convert to Common Stock of the Company if the Company has received $1,000,000 from its offering or any other source or sources at a conversion price of $1.50 per share. The Note can also be voluntarily converted by the holder. A copy of the form of Series 2 Senior Convertible Promissory Note is attached hereto as Exhibit 10.8. The Payee will be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of the Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of the Note or any extension of the Note. The shares, Note and Warrants were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent. For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed for the periods ended since the Company’s inception on August 6, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9	Seventh Amendment to Promissory Note with Larry Mamey dated June 5, 2021
10.10	Third Amendment to Promissory Note with Biored, N.V. dated July 29, 2021
10.11	First Amendment to Promissory Note with Kenny L. DeMeirleir dated August 6, 2021
10.12	First Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.13	First Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.14	First Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Vincent C. Lombardi, Chief Executive Officer, President and Director; and Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

High Sierra Technologies, Inc.

Date:	August 16, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	August 16, 2021	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director