Form 10-Q
period 2021-09-30
High Sierra Technologies, Inc.
filed 2021-11-15
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2021 the Registrant had 20,597,978 shares of common stock outstanding.

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

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2020 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 14, 2021.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$46,801	$41,770

Total Current Assets	46,801	41,770

Property, Plant and Equipment, net	99,183	125,695

Total Assets	$145,984	$167,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$375,500	$375,500
Notes payable-Related party	13,306	23,306
Accounts payable and accrued expenses	164,443	58,373
Accounts payable and accrued expenses-Related party	6,964	12,714

Total Current Liabilities	560,213	469,893

Long Term Liabilities
Convertible notes payable	100,000	50,000

Total Liabilities	660,213	519,893

Commitments and contingencies	-	-

Stockholders' (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,386,311 and 20,296,309 issued and outstanding at September 30, 2021 and December 31, 2020	591,949	471,849
Accumulated (Deficit)	(1,106,178)	(824,277)
Total Stockholders' (Deficit)	(514,229)	(352,428)

Total Liabilities and Stockholders' (Deficit)	$145,984	$167,465

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating Expenses
Depreciation	8,837	8,789	26,512	26,367
General and administrative	110,590	24,330	210,396	43,589

Total operating expenses	119,427	33,119	236,908	69,956

(Loss) from operations	(119,427)	(33,119)	(236,908)	(69,956)

Other (expense)
Interest (expense)	(15,116)	(12,305)	(43,244)	(33,539)
Interest (expense)-Related party	(402)	(1,394)	(1,749)	(3,602)

Total other (expense)	(15,518)	(13,699)	(44,993)	(37,141)

(Loss) before income taxes	(134,945)	(46,818)	(281,901)	(107,097)
Income taxes	-	-	-	-

Net (loss)	$(134,945)	$(46,818)	$(281,901)	$(107,097)

(Loss) per share-Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	20,386,311	20,213,555	20,344,564	20,197,671

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders' (Deficit)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2020	-	$-	20,189,642	$237,348	$(518,766)	$(281,418)
Net (loss) for the three months ended March 31, 2020	-	-	-	-	(28,213)	(28,213)
Balance-March 31, 2020	-	-	20,189,642	237,348	(546,979)	(309,631)
Net (loss) for the three months ended June 30, 2020	-	-	-	-	(32,066)	(32,066)
Balance-June 30, 2020	-	-	20,189,642	237,348	(579,045)	(341,697)
Proceeds from sale of common stock	-	-	73,333	110,001	-	110,001
Net (loss) for the three months ended September 30, 2020	-	-	-	-	(46,818)	(46,818)
Balance-September 30, 2020	-	$-	20,262,975	$347,349	$(625,863)	$(278,514)

Balance-January 1, 2021	-	$-	20,296,309	$471,849	$(824,277)	$(352,428)
Common stock issued for services	-	-	20,000	30,000	-	30,000
Proceeds from exercise of warrants	-	-	10,000	100	-	100
Net (loss) for the three months ended March 31, 2021	-	-	-	-	(84,747)	(84,747)
Balance-March 31, 2021	-	-	20,326,309	501,949	(909,024)	(407,075)
Proceeds from the sale of common stock	-	-	60,002	90,000	-	90,000
Net (loss) for the three months ended June 30, 2021	-	-	-	-	(62,209)	(62,209)
Balance-June 30, 2021	-	-	20,386,311	591,949	(971,233)	(379,284)
Net (loss) for the three months ended September 30, 2021	-	-	-	-	(134,945)	(134,945)
Balance-September 30, 2021	-	$-	20,386,311	$591,949	$(1,106,178)	$(514,229)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(281,901)	$(107,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,512	26,367
Issuance of common stock for services	30,000	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	106,070	(25,112)
(Decrease) increase in accounts payable and accrued expenses-Related party	(5,750)	3,730

Net cash (used) in operating activities	(125,069)	(102,112)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	100	-
Proceeds from sale of common stock	90,000	110,001
Proceeds from convertible notes payable	50,000	20,000
Proceeds from notes payable-Related parties	-	18,749
Payments on notes payable-Related parties	(10,000)	(10,000)

Net cash provided by financing activities	130,100	138,750

Net increase in cash	5,031	36,638

CASH AT BEGINNING PERIOD	41,770	5,207

CASH AT END OF PERIOD	$46,801	$41,845

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,385	$12,750
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

September 30, 2021

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

The Company uses the stock’s closing price on the grant date as the fair market value indicator for common stock issued for services.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of September 30, 2021 and December 31, 2020.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at September 30, 2021 and December 31, 2020, and recorded no impairment losses during the nine months ended September 30, 2021 and year ended December 31, 2020. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the nine months ended September 30, 2021 and 2020 were $0.

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

September 30, 2021

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses. As of September 30, 2021, the Company had a total of 106,666 (40,000 from outstanding warrants and 66,666 from convertible notes payable) potentially dilutive shares outstanding. As of September 30, 2020, there were no potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

NOTE 3 – Property and Equipment

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Lives	September 30, 2021	December 31, 2020

Equipment	5	$176,750	$176,750

Less: accumulated depreciation		(77,567)	(51,055)
		$99,183	$125,695

Depreciation expense was $26,512 and $26,367 for the nine months ended September 30, 2021 and 2020, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	September 30, 2021	December 31, 2020
Notes payable, 12-16% interest, interest and principal due December 6, 2021 through August 12, 2022, unsecured. (1)	$375,500	$375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024(2)	100,000	50,000

Total due	475,500	425,500
Current Portion	375,500	375,500
Long-term portion	$100,000	$50,000

(1)One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.

(2)The Series 2 Notes contain certain automatic and voluntary conversion provisions. The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note. The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50 (see Note 6). The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

The Company has incurred an interest expense of $43,244 and $33,539 during the nine months ended September 30, 2021 and 2020. The Company has interest accrued on the above notes in the amount of $60,843 and $31,985 at September 30, 2021 and December 31, 2020. The Company paid $14,385 of the accrued interest in the nine months ended September 30, 2021.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	September 30, 2021	December 31, 2020
Notes payable, 12% interest, interest and principal due December 31, 2021, unsecured	$13,306	$23,306

Total due	13,306	23,306
Current Portion	13,306	23,306
Long-term portion	$-	$-

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

During the nine months ended September 30, 2021 and 2020, the Company paid back $10,000 and $10,000, respectively, of the loans with the President of the Company.

The Company has incurred an interest expense of $1,749 and $3,602 during the nine months ended September 30, 2021 and 2020, respectively. The Company has interest accrued on the above notes in the amount of $6,964 and $12,714 at September 30, 2021 and December 31, 2020, respectively.

NOTE 6 – Capital Changes

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

The Company sold 60,002 shares of its common stock for gross proceeds of $90,000 under this offering during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company issued 20,000 shares of its common stock for services valued at $30,000 and issued 10,000 shares of common stock for total proceeds of $100 due to 10,000 purchase warrants being exercised.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

The Company sold $50,000 of these Notes during the nine months ended September 30, 2021.

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

Common Stock Purchase Warrants

As of September 30, 2021, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	50,000	$0.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	(10,000)	0.01
Outstanding – September 30, 2021	40,000	$0.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the nine months ended September 30, 2021, 10,000 of the purchase warrants were exercised.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

NOTE 7 – Contingencies, Commitments, Legal Matters and Consulting Agreements

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

NOTE 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

The Company sold 26,667 shares of its common stock mentioned in Note 6 above in October of 2021, resulting in gross proceeds from the sale of the securities in the amount of $40,000.

The Company issued 35,000 shares of its common stock to satisfy $52,500 of its accounts payable in October of 2021.

Subsequent to September 30, 2021, the Company issued 100,000 shares of its common stock to one individual and 50,000 shares of its common stock to a second individual, both for services. These two parties have agreed to return the shares to the Company to be cancelled. Payment of these liabilities is currently being negotiated.

On October 8, 2021, the Company terminated its Investment Banking Agreement with Admiral Investment Banking. The last date that this Agreement is effective is November 10, 2021.

On November 9, 2021, the Company entered into an agreement to lease a small commercial space in Reno to be used as a Research and Development Facility. It is 1,475 square feet and the monthly rent is $1,253.75 plus $203.50 in estimated CAM charges. The lease will be for one year and has options for two additional years.

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

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and that its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it. The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. The Company has received a second Office Action to this Amended Canadian Patent Application and is in the process of responding to it.

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

Admiral Investment Banking Agreement

On December 28, 2020, the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement is for the period of one year and has certain renewal provisions. The Agreement provides for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provides for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provides for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral. The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares. The Company gave notice to Admiral on October 8, 2021 that the Company is terminating the Agreement effective as of November 10, 2021.

Lease Agreement

On November 9, 2021, the Company entered into a Lease Agreement with 3 Squirrels, LLC to rent approximately 1,475 square feet of commercial space which the Company plans to use for research and development purposes. The Lease is for a period of one (1) year commencing December 1, 2021, and contains options for two (2) additional years. The monthly rent is $1,253.75 plus $203.50 in estimated CAM charges. A copy of the Lease Agreement is attached hereto as Exhibit 10.15.

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

Results of Operations – Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2022.

General and administrative expenses were $110,590 for the three month period ended September 30, 2021, an increase of $86,260 from the $24,330 of general and administrative expenses incurred during the three months ended September 30, 2020.  Most of the increase in general and administrative expenses incurred in the later period were for the contract services and to pay outside consultants. We incurred depreciation of $8,837 in the three months ended September 30, 2021, an increase of $48 from the $8,789 of depreciation incurred in the three month period ended September 30, 2020.

We incurred interest expense of $15,116 in the three months ended September 30, 2021, an increase of $2,811 from the $12,305 of interest expense incurred in the three months ended September 30, 2020. This is due to the fact that the Company increased its borrowing from unrelated parties after the period ended September 30, 2020. We incurred interest expense-related party of $402 in the three months ended September 30, 2021, a decrease of $992 from the interest expense–related party of $1,394 in the three months ended September 30, 2020. This is due to the fact that the Company repaid some of its notes payable-related party after September 30, 2020.

We incurred a net loss of $134,945 during the three months ended September 30, 2021, an increase of $88,127 from the $46,818 net loss incurred during the three months ended September 30, 2020.  The Company’s increase in net loss in the current period is largely due to the increase in administrative expenses as explained above.

Results of Operations – Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2022.

General and administrative expenses were $210,396 for the nine month period ended September 30, 2021, an increase of $166,807 from the $43,589 of general and administrative expenses incurred during the nine months ended September 30, 2020.  Most of the increase in general and administrative expenses incurred in the later period were for the issuance of shares for services, and for legal fees for the prosecution of its various patent applications in the United States, Canada and Europe. We incurred depreciation of $26,512 in the nine months ended September 30, 2021, an increase of $145 from the $26,367 of depreciation incurred in the nine month period ended September 30, 2020.

We incurred interest expense of $43,244 in the nine months ended September 30, 2021, an increase of $9,705 from the $33,539 of interest expense incurred in the nine months ended September 30, 2020. This is due to the fact that the Company increased its borrowing from unrelated parties after the period ended September 30, 2020. We incurred interest expense-related party of $1,749 in the nine months ended September 30, 2021, a decrease of $1,853 from the interest expense–related party of $3,602 incurred in the nine months ended September 30, 2020. This is due to the fact that the Company repaid some of its notes payable-related party after September 30, 2020.

We incurred a net loss of $281,901 during the nine months ended September 30, 2021, an increase of $174,804 from the $107,097 net loss incurred during the nine months ended September 30, 2020.  The Company’s increase in net loss in the current period is largely due to the increase in administrative expenses as explained above and an increase in interest expense in the later period from increased borrowings.

Liquidity and Capital Resources

We had total current assets of $46,801 consisting entirely of cash, and $560,213 in total current liabilities as of September 30, 2021. Our total current liabilities consisted of notes payable $375,500, notes payable-related party of $13,306, accounts payable and accrued expenses of $164,443 and accounts payable and accrued expenses-related party of $6,964. We had property, plant and equipment, net of $99,183 as of September 30, 2021. We had long term liabilities consisting of convertible notes payable of $100,000 as of September 30, 2021. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the nine months ended September 30, 2021, we had an increase in accounts payable and accrued expenses of $106,070, a decrease in accounts payable and accrued expenses-related party of $5,750, depreciation expense of $26,512 and issuance of common stock for services of $30,000. When this is combined with our net loss of $281,901 for the nine months ended September 30, 2021, it results in net cash used in operating activities of $125,069.

During the nine months ended September 30, 2020, we had a decrease in accounts payable and accrued expenses of $25,112, we had an increase in accounts payable and accrued expenses – related party of $3,730 and had depreciation of $26,367. When this is combined with our net loss of $107,097 for the nine months ended September 30 2020, it results in net cash used in operating activities of $102,112.

In the nine months ended September 30, 2021, we received proceeds from convertible notes payable of $50,000, proceeds from the sale of common stock of $90,000, proceeds from the exercise of warrants of $100, and we repaid $10,000 of notes payable-related parties which resulted in net cash provided by financing activities of $130,100.

In the nine months ended September 30, 2020, we received proceeds from convertible notes payable of $20,000, proceeds from the sale of common stock of $110,001, proceeds from notes payable–related parties of $18,749, and we repaid $10,000 of notes payable-related parties which resulted in net cash provided by financing activities of $138,750.

During October 2021, Company sold a total of 26,667 shares of its common stock, at $1.50 per share, to two accredited investors for a total of $40,000, and the Company issued 35,000 shares of its common stock to satisfy $52,500 of its accounts payable. On November 9, 2021, the Company entered into an agreement to lease a small commercial space in Reno to be used as a Research and Development Facility. It is 1,475 square feet and the monthly rent is $1,253.75 plus $203.50 in estimated CAM charges. The lease will be for one year and has options for two additional years. The new lease will require the Company to use some of its cash resources for monthly lease payments.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine month period ended September 30, 2021.

Potential Impact of COVID-19

The Company is concerned that the COVID-19 virus may impact the Company’s ability to raise additional equity capital due to the uncertainty of the virus’ effects on the economy and capital markets, which may make potential investors less likely to invest during the pandemic. This may affect the Company’s ability to raise equity capital to meet its financial obligations, implement its business plan and continue as a going concern. This concern is beginning to ease as vaccinations to protect against the virus have increased, and business is generally recovering throughout the country.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, the Company did not sell or issue any unregistered shares of its common stock.

Subsequent to September 30, 2021, the Company sold a total of 26,667 shares of its common stock, at $1.50 per share, to two accredited investors for a total of $40,000, and the Company issued 35,000 shares of its common stock to satisfy $52,500 of its accounts payable. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed for the periods ended since the Company’s inception on August 6, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9	Eighth Amendment to Promissory Note with Larry Mamey dated September 5, 2021
10.10****	Third Amendment to Promissory Note with Biored, N.V. dated July 29, 2021
10.11****	First Amendment to Promissory Note with Kenny L. DeMeirleir dated August 6, 2021
10.12****	First Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.13****	First Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.14****	First Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.15	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Vincent C. Lombardi, Chief Executive Officer, President and Director; and Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

**** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed with the Securities and Exchange Commission on August 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	November 15, 2021	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	November 15, 2021	By:	/s/ Gregg W.Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director