Form 10-K
period 2021-12-31
High Sierra Technologies, Inc.
filed 2022-03-21
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

The market value of the voting and non-voting common stock held by non-affiliates at such date (June 30, 2021) was $30,612,088.50, based on 8,746,311 shares then held by non-affiliates, and a closing bid price of $3.50 per share on June 30, 2021. All of the Company’s outstanding shares are voting shares.

Outstanding Shares

As of March 21, 2022 the Registrant had 20,494,645 shares of common stock outstanding.

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

The Share Exchange was treated as a recapitalization of the Company for financial accounting purposes. High Sierra is considered the acquirer for accounting purposes, and our historical financial statements before the Share Exchange were replaced with the historical financial statements of High Sierra.

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

The current Intellectual Property portfolio consists of all of the rights, title and interest that Dr. Lombardi had in certain two Provisional Patent Applications (collectively, the “Applications”).  Assignments of both of these applications, which assign their ownership to High Sierra, have been filed with the United States Patent & Trademark Office. The Applications have since been incorporated into and converted into two all-encompassing Utility Patent Applications which have been filed with numerous governmental agencies in the United States, Canada and multiple other countries in Europe as is discussed below (collectively the “Utility Patent Application”). As of the date hereof, there have been two United States Patents issued based on the Utility Patent Application as is also discussed below. As of the date hereof, the Company also has several ongoing Utility Patent Applications in the United States, Europe and Canada.

The Intellectual Property

High Sierra originally owned two Provisional Patent Applications which it acquired from Dr. Lombardi by way of assignments.  The first Application, which was converted into a Utility Patent Application which subsequently became an issued United States Patent (United States Patent Number 10,737,198), describes a new and novel cannabis product that is produced by removing or significantly reducing the naturally occurring compliment of volatile organic molecules from cannabis, which primarily consist of terpenes, and are collectively known as the essential oils.  This new and novel cannabis product embodies any product produced from any of the flowering plants of the genus Cannabis, using any convenient method for removing or significantly reducing the naturally occurring compliment of essential oils, and, which at the same time, generally preserves the naturally occurring compliment of cannabinoids in a product that retains the naturally occurring physical structure of cannabis plant material that is normally consumed by way of smoking (combustion and subsequent inhalation) and also leaves the modified harvested cannabis plant material undamaged and still in a condition that it can be smoked in the same manner as before it was modified by the process and/or processes described herein. As used herein, the term “cannabis” includes industrial hemp which is defined as the plant Cannabis sativa L. having a Δ9-tetrahydrocannabinol (THC) concentration of not more than 0.3 percent on a dry weight basis (“Hemp”).

The second Application, which was converted into a Utility Patent Application which subsequently became an issued United States Patent (United States Patent Number 10,835,839), describes a new and novel cannabis product that is produced by further modifying a cannabis product based on the first Application containing cannabis plant material that has been previously modified by removing or significantly reducing the naturally occurring compliment of volatile organic molecules, which primarily consist of terpenes, and are collectively known as the essential oils, so as to create a low, or no, odor and reduced flavor form of cannabis product. The previously modified cannabis product is then subjected to additional modification, or modifications, consisting of the addition of volatile organic molecules, either naturally occurring or synthetically produced, including, but not limited to, essential oils, flavorings or terpenes and terpenoids so as to cause it to have new and unique odors and flavors.

By using the techniques and processes covered by the two Applications and resulting patents, High Sierra can create a low, or no, odor and reduced flavor form of cannabis, which can be used in that state or modified to have new and unique odors and flavors.

High Sierra’s Intellectual Property encompasses the dried cannabis plant material, or flower, that is intended to be smoked, as well as any dried cannabis plant material that is intended to be smoked and to which flavoring is added. It should be noted that this technology is also applicable to the use of hemp-based products that are to be smoked both in non-flavored and flavored forms.

The Applications and the Utility Patent Application are based on the premise that cannabis (also known as marijuana) which is a preparation of the cannabis plant that encompasses at least three genera of flowering plant in the family of Cannabaceae including Cannabis sativa, Cannabis indica and Cannabis ruderalis has a distinct odor and flavor, primarily as a result of several volatile small molecules known as terpenes. These terpenes are also present in the genus of the flowering plant commonly known as hemp.  Although the odor and flavor that results from the presence of these terpenes is desirable to many users of cannabis and/or hemp, the strong and pungent odor, as well as the distinctive flavor, is undesirable by others especially due to the fact that the odor lingers after use of cannabis and/or hemp. Additionally, the characteristic odor makes it obvious that a given individual has recently used cannabis and/or hemp. Since a user of hemp is doing so for solely medicinal purposes, High Sierra believes this negative characteristic is of even greater importance to a user of a hemp-based product. Furthermore, the strong and pervasive odor, as well as the distinctive flavor, that results from the presence of these terpenes represents an obstacle for creating a flavored form of cannabis and/or hemp which High Sierra believes to be desirable.

High Sierra has engaged the law firm of Oliff PLC to prosecute its Provisional Patent Applications and its Utility Patent Applications. In January 2019, the two provisional patent Applications were combined into one broad and all-encompassing Utility Patent Application which was filed with the United States Patent and Trademark Office, the Canadian Intellectual Property Office and under the provisions of the Patent Cooperation Treaty (“PCT”) which will afford High Sierra additional temporary protection in an additional 152 other countries. In the United States, this all-encompassing Utility Patent Application was subsequently split into two Utility Patent Applications both of which subsequently resulted in United States Patents being issued.

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

The Company’s Patented and Patent Pending products and the processes by which they are generated are specific to modified forms of cannabis which have little or none of the characteristic odors common to cannabis, as well as any modified or flavored products produced with the previously modified cannabis products. The Company believes that these products and processes may also be applicable to industrial hemp as defined in the Hemp Farming Act of 2018.

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

On August 11, 2020, the United States Patent and Trademark Office issued United States Patent Number 10,737,198 to the Company as assignee of Application Number 16/255.157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, filed by Vincent Lombardi, one of the founders of the Company and its current President and Chief Executive Officer.

On November 17, 2020, the United States Patent and Trademark Office issued United States Patent Number 10,835,839 to the Company as assignee of Application Number 16/255.157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, filed by Vincent Lombardi, one of the founders of the Company and its current President and Chief Executive Officer.

Now United States Patents Numbers 10,737,198 and 10,835,839 have been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies. In regards to the issuance of United States Patents Numbered 10,737,198 and 10.835,839, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of Patents Numbered 10,737,198 and 10,835,839 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198 and 10,835,839.”

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it. The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. The Company has received a Second Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has recently responded to it.

The Company’s outside Patent Counsel, Oliff PLC has completed the Application to the European Patent Office (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS. It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total of 44 different countries in Europe and the surrounding areas as well as Hong Kong. The Company has received a First Office Action to its European Patent Office Application Number 19743904.5. The Company and its attorneys at Oliff PLC and Astrum Element One Limited in the United Kingdom are in the process of preparing a response to it.

On February 8, 2022, the United States Patent and Trademark Office issued a Notice of Allowance for the Company’s Continuation Application No. 17/098,539 which was filed on November 16, 2020. Once the filing fee is paid, the Letters Patent will issue and the Company will then have a third United States Patent.

The Company is in the process of preparing a Continuation in Part Application for Continuation Application No. 17/098,539 which should result in the Company receiving a fourth United States Patent in due time.

Marketing Plans to License the Intellectual Property

High Sierra is now marketing the licensing of its technology in states in the U.S. where cannabis and/or hemp has been legalized both for medicinal and/or recreational use.  It also plans to use a similar marketing strategy in all provinces in Canada which have legalized both the medicinal and recreational uses of cannabis as of October 17, 2018.  Hemp has long been legal in Canada. High Sierra is targeting entities that are licensed to produce, process and/or manufacture cannabis and/or hemp related products.  High Sierra also believes that its technology will be of interest to tobacco companies in the United States, Canada and other places if those companies choose to enter the cannabis and/or hemp marketplaces as the legalization of cannabis and/or hemp progresses.

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

Artemis Holdings Agreement

On October 14, 2020, we entered into an exclusive Letter Agreement with Artemis Holdings, LLC pursuant to which Artemis Holdings, LLC was to assist us in maximizing the value of our patents and patents pending for odorless cannabis. Artemis was to provide a detailed market analysis of the patents and to assist with any licensing or sale of the patents. The agreement was for a period of nine months, and then it automatically renewed for additional one month periods until either party terminated it. The Company agreed to pay Artemis a fee of $5,000 per month during the term, and a transaction fee of 7.5% of the gross proceeds of any transaction (sale, license, etc.) arranged by Artemis. The parties mutually agreed to terminate the agreement effective April 1, 2021, and neither party owes any further obligations to the other following the termination.

Consulting Agreement

On August 14, 2020, we entered into a non-exclusive Consulting Agreement with Stanley Berk/Steven Leatherman (“SBSL Consultants”) and Jeff Baclet/Tom Prutzman (“Consultants”) pursuant to which the SBSL Consultants and other Consultants agreed to review short term and long term business forecasts for the Company, review documents for due diligence purposes, seek out private and public funding for the Company, and seek out potential licensing partners and potential buyers of the Company’s intellectual property. They referred the Company to Artemis Holdings, LLC. See above. The term of the Agreement was for six months. The Company agreed to pay a consulting fee of $7,500 per month (to be deferred until the Company has raised at least $500,000), and 5.0% of funds raised from any source brought to the Company by the Consultants. The Consultants were also granted warrants to purchase 5.0% of the securities sold in such fundraising at the same price, which is exercisable for a period of 5 years. This August 14, 2020 Consulting Agreement was amended on December 28, 2020 and became effective on January 1, 2021. Under the terms of this amendment the term of the Agreement became one year ending on December 31, 2021. The consulting fees were reduced to $1,200 per month, a potential bonus of $45,000 was incorporated, the referral fees were reduced to 2% and the warrants to be issued were set at to 2.5% of the value of certain transactions caused by Admiral Investment Banking and 2% of the value of certain transactions caused by Artemis Holdings Group, LLC. A copy of the Amended Consulting Agreement is attached to our Annual Report for the year ended December 31, 2020 as Exhibit 10.7. This Agreement terminated on its own terms on December 31, 2021 and the parties have no further obligations to each other.

Admiral Investment Banking Agreement

On December 28, 2020 the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement was for the period of one year and had certain renewal provisions. The Agreement provided for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provided for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provided for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral. The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares. The Company gave notice to Admiral on October 8, 2021 that the Company was terminating the Agreement effective as of November 10, 2021, but the outstanding warrants are still in effect.

Possible Hemp Cigarette Business

High Sierra has identified a growing market place for hemp cigarettes especially those that can benefit from High Sierra’s patented and patent pending technologies. It is the intention of High Sierra to enter into this market place as soon as possible after it receives sufficient funding from its Private Placement Offerings. To that effect, the Company is now negotiating with one of the largest hemp cigarette manufacturers in the country to enter into a joint venture to produce and market a new brand of low odor hemp cigarettes. The negotiations have resulted in the execution of a non-binding Letter of Intent dated February 18, 2022, by the parties to enter into a Joint Venture to manufacture, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using its Patented and Patent Pending Technologies. The Company can offer no assurance that it will successfully raise the funds needed to enter into this market place. The Company is in the process of negotiating definitive agreements related to this Letter of Intent

General Information Concerning Cannabis and Hemp and Related Regulatory Laws

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

Recreational cannabis is now currently legal in 18 states and the District of Columbia and medicinal cannabis is legal in 35 states, the District of Columbia, Guam and Puerto Rico. Thirteen states and the U.S. Virgin Islands have passed laws decriminalizing cannabis in some form. In addition, Canada has legalized both medicinal and recreational cannabis in all provinces as of October 17, 2018. Hemp, which is defined as cannabis, with a tetrahydrocannabinol (THC) content of less than 0.3%, has long been legalized in Canada. It should be noted that cannabis continues to be illegal at the Federal level in the United States. It should be further noted that, with the President’s signature on the Hemp Farming Act of 2018 that was passed overwhelmingly by Congress, the non-psychoactive components of cannabis, such as cannabidiol will become legal in all states and will cease to be controlled substances that come under the authority of the Food and Drug Administration.

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

Market Place Overview

According to a report by the Brightfield Group, the global cannabis market is currently estimated to be worth $7.7 billion and will likely experience a compound annual growth rate of 60 percent as other countries liberalize their marijuana laws. It should also be noted that Wall Street analysts have projected that the change in the laws related to cannabis in Canada could create as much as $5 billion in additional sales. The international market for cannabis is projected to hit $51.1 billion by 2025. New Frontier Data has estimated that North American cannabis sales could reach $35.2 billion in 2022 and $49.0 billion by 2025.

High Sierra believes that cannabis products that employ its technology (with respect to utilizing unflavored product as the starting material to make a flavored product) will create a significant addition to the existing cannabis markets. High Sierra further believes that it is reasonable to project a similar percentage of flavored cannabis sales as opposed to non-flavored cannabis sales (30%). If trends for tobacco cigarettes are an indication of future cannabis cigarette sales, flavored cannabis cigarettes could represent a market of $8.84 billion (based on $29.4 billion total 2021 cannabis sales). High Sierra believes that it may earn significant licensing revenue from licensing its existing technology, based on its proposed 10% licensing fee. If large tobacco companies enter the cannabis marketplace, they are likely to represent a new and highly significant licensing revenue source for High Sierra.

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

Potential Acquisition

On December 28, 2021, the Company executed a non-binding Letter of Intent to acquire an Oregon Corporation specializing in hemp-related products in a Share Exchange Transaction pursuant to 26 U.S.C. §368. This Letter of Intent was subsequently amended on January 22, 2022.

Competition

High Sierra is not aware of any other companies that are working on similar technology that can be applied to cannabis and/or hemp flower products to remove or significantly reduce the odor and flavor of such products which are consumed by smoking and/or ingestion. However, High Sierra believes that eventually there may be competitors. High Sierra believes that it will have an early competitive advantage being the first to enter this line of business and file for patent protection as has been discussed in other places herein. It believes that its Provisional Patent Applications and its Utility Patent Application, if granted, will give High Sierra some significant protection from competing companies.

There are numerous other companies and individuals that compete in the hemp cigarette market place. Some of those companies are substantially larger than we are and some may have much greater financial resources than we do. We can offer no assurance that we will be able to compete successfully against our competitors in this line of business.

Employees

As of the date of this Report, we have only four part-time employees who are our officers Vincent C. Lombardi, Gregg W. Koechlein, Jeffrey M. Pogol and Glenn C. Miller, and no full time employees. Mr. Lombardi, Mr. Koechlein and Mr. Pogol each devote approximately sixteen (16) hours per week to the business of the Company, and Mr. Miller devotes approximately eight (8) hours per week to the business of the Company. They may be compensated for their part time services on an as needed basis. For example, on February 26, 2021, we issued 10,000 shares of our restricted common stock to Jeffrey M. Pogol and 10,000 shares of our restricted common stock to another service provider for services rendered valued in the amount of $2,000 each, and on January 1, 2021 Gregg W. Koechlein was paid $7,500 for services. On November 12, 2021 Gregg Koechlein was also paid $5,000.00 for services. We have no written employment agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Start-up Stage

The Company is in the start-up stage and has generated no revenue as of the date hereof. In the past three (3) years, we have been funded primarily through loans from non-related third parties, our officers, directors and our shareholders and through the sale of Notes and Shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company has two places of business. The corporate office is located at 1495 Ridgeview Drive, Suite 230A, Reno, Nevada 89519.  The space at that location rented by the Company consists of office space with a fixed monthly payment for rent and utilities. The Company is also leasing a research and development and warehousing facility located at 229 East 5th Street in Reno, Nevada 89512.

On November 9, 2021, the Company entered into a Lease Agreement with 3 Squirrels, LLC to rent approximately 1,475 square feet of commercial space which the Company plans to use for research and development purposes. Due to the inability of the Landlord to deliver the Premises as called for in the Lease Agreement on time, a First Amendment to that Lease was signed on January 30, 2022 which changed some terms in the original Lease. The Lease is now for a period of one (1) year commencing February 1, 2022, and contains options for two (2) additional years. The monthly rent is $1,253.75 plus $203.50 in estimated CAM charges. A copy of the Lease Agreement is attached to our Quarterly Report for the period ended September 30, 2021 as Exhibit 10.15 and a copy of the First Lease Amendment is attached to this Annual Report as Exhibit 10.16.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our shares of common stock are listed on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “HSTI;” however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. See the heading “Rule 144” below for requirements of resales of shares of our common stock under Rule 144.

There has been no established trading market in our common stock for many years. Additionally, many of the approximately 8,821,311 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary have now become saleable at various times under Rule 144, and may now be sold into any trading market that may develop for our shares. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2020 and 2021. These bid prices were obtained from OTC Markets, Inc. and/or OTCQB. The Company became listed on the OTCQB Exchange on December 6, 2021. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2020 through March 31, 2020	$1.57	$1.00
April 1, 2020 through June 30, 2020	$2.02	$1.57
July 1, 2020 through September 30, 2020	$3.87	$1.77
October 1, 2020 through December 31, 2020	$4.57	$3.87
January 1, 2021 through March 31, 2021	$4.90	$4.57
April 1, 2021 through June 30, 2021	$4.57	$3.50
July 1, 2021 through September 30, 2021	$3.50	$3.50
October 1, 2021 through December 31, 2021	$3.50	$2.75

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have approximately 74 stockholders, not including an indeterminate number who may hold shares in “street name”.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last two (2) years, we have not issued any unregistered securities other than the following:

1.	In the three month period ended September 30, 2020, we sold 73,333 shares of our restricted common stock to a total of three investors for total proceeds of $110,001. In the three months ended December 31, 2020 we sold 33,334 shares of our restricted common stock to one investor for total proceeds of $50,000. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

2.	In the three months ended December 31, 2020, we sold three Series 2 Senior Convertible Secured Promissory Notes in the respective amounts of $10,000 (on October 23, 2020), $10,000 (on October 23, 2020) and $30,000 (on November 2, 2020) to three investors. A form of the Series 2 Senior Convertible Secured Promissory Note is attached hereto as Exhibit 10.09. The Notes bear interest at 8.0% per annum, have a three year term, and the Maturity Dates are automatically extended for successive six month periods in the event the Company has not raised gross proceeds from its October 1, 2020 private offering or financing from any other source or sources of at least $1,000,000. Each Note is secured on a pro rata basis with the other Notes by the assets of the Company. Each Note is automatically converted into shares of our common stock at a price of $1.50 per share once we have generated gross proceeds of $1,000,000 from the October 1, 2020 private offering or financing from any other source or sources. The holders of the Notes may also voluntarily convert the balances owed under the Notes at an earlier time at the same conversion price of $1.50 per share. Each Note holder will also be issued warrants to purchase shares of our restricted common stock at $1.50 per share at the time of conversion in an amount equal to 50% of the face amount of the Note, which are exercisable for a period of three years.

3.	On February 26, 2021, the Company issued 10,000 shares of its restricted common stock to its Vice President Jeffrey M. Pogol, and 10,000 shares of its restricted common stock to another service provider, for services rendered which were valued at $2,000 each. On the same day, the Company issued 10,000 shares of its restricted common stock to Mark Beloyan, a principal of Tradespot Markets and Admiral Investment Banking, pursuant to the exercise of a warrant at an exercise price of $0.01 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

4.	During the three months ended June 30, 2021, the Company sold a total of 60,002 shares of its common stock, at $1.50 per share, to four accredited investors for a total of $90,000. In addition, during the same three months ended June 30, 2021, the Company raised $50,000 through the sale of one of its Series 2 Senior Convertible Promissory Note (“Note”) on May 27, 2021. The Note is for a term of three years and bears interest at a rate at eight Percent (8%) per annum. The Note will automatically convert to Common Stock of the Company if the Company has received $1,000,000 from its offering or any other source or sources at a conversion price of $1.50 per share. The Note can also be voluntarily converted by the holder. A copy of the form of Series 2 Senior Convertible Promissory Note is attached hereto as Exhibit 10.8. The Payee will be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of the Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of the Note or any extension of the Note. The shares, Note and Warrants were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

5.	During the three months ended December 31, 2021, the Company issued an aggregate of 75,000 shares of its restricted common stock to five persons at a price of $1.50 per share. A total of 35,000 of these shares were issued to satisfy $52,500 of the Company’s accounts payable. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

6.	On February 10, 2022 Company issued 33,334 shares of restricted common stock priced at $1.50 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

7.	On February 16, 2022, the Company sold of $100,000 of Notes pursuant to its Secured Note Private Placement Memorandum dated October 1, 2020. The Notes were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2021, from the sale of registered securities.

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

ITEM 6: [RESERVED]

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where marijuana and/or hemp has been legalized both for medicinal and/or recreational use, and in the Canadian provinces; (ii) seek to raise additional equity funding so that the Company may pursue the construction and operation of a facility to produce and market hemp cigarettes to be located in Northern Nevada; and (iii) complete the transactions which are the subjects of the two letters of intent signed by the Company which include acquiring an Oregon company which specializes in hemp-related products and forming a joint venture to produce, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using the Company’s Patented and Patent Pending Technologies. During the next 12 months, our cash requirements include expenses to market our technology; expenses to construct and operate a facility to produce and market hemp cigarettes to be located in Northern Nevada; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate a facility to produce and market hemp cigarettes. We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $58,062 consisting of $55,351 in cash and $2,711 in a deposit. We had $484,672 in total current liabilities as of December 31, 2021.  Our total current liabilities of $484,672 consisted of notes payable $375,500, notes payable-related party of $13,306, accounts payable and accrued expenses of $88,500 and accounts payable and accrued expenses-Related party of $7,366. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The Company also has $90,345 in property, plant and equipment, net, and $100,000 in long term liabilities which are in convertible notes payable.

For a description of the various loans that the Company received during the year ended December 31, 2021, and subsequent to December 31, 2021, see footnotes 4, 5 and 7 to the Company’s financial statements included herein. The Company intends to repay these loans from selling the Company’s hemp farming equipment and from raising additional capital. The Company can offer no assurance that it will be successful in its efforts to raise additional capital.

See the Exhibit Index below to determine where copies of the various promissory notes and/or amendments are located. The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

Results of Operations

Year Ended December 31, 2021 Compared Year Ended December 31, 2020

We had no revenues during the year ended December 31, 2021.  We hope to start earning revenues during the present fiscal year ending December 31, 2022.

We incurred general and administrative expenses of $220,576 for the year ended December 31, 2021, a decrease of $1,985 from the $222,561 of general and administrative expenses incurred during the year ended December 31, 2020.   We incurred depreciation of $35,350 in the year ended December 31, 2021 which is the same as the $35,350 incurred in the year ended December 31, 2020.

We incurred interest expense of $58,359 in the year ended December 31, 2021, an increase of $15,404 from the $42,955 of interest expense incurred in the year ended December 31, 2020. The increase is due to the increase in aggregate principal balance of the Convertible notes payable in the later period from increased borrowings, and increases in interest rates in some of the Notes Payable in the later period. We also incurred interest expense - related party of $2,152 in the year ended December 31, 2021, a decrease of $2,493 from the $4,645 of interest expense - related party incurred in the year ended December 31, 2020. The decrease is due to the Company’s repayment of $10,000 of principal balance of the Notes Payable-Related Party in the later period.

We incurred a net loss of $316,437, or approximately $0.02 per share, in the year ended December 31, 2021, which is $10,926 more than the net loss of $305,511 incurred in the year ended December 31, 2020.  The increase in the net loss incurred in the later period is largely attributable to an increase in interest expense incurred in the later period.

Capital Resources

The cash flows from operating activities during the year ended December 31, 2021 consisted of the following: The net loss of $316,437 partially offset by $35,350 in depreciation, $82,500 in issuance of common stock for services, a $30,127 increase in accounts payable and accrued expenses, and a decrease of $5,348 in accounts payable and accrued expenses – Related party, and a $2,711 increase in deposit, resulting in net cash used in operating activities of $176,519.

The cash flows from operating activities during the prior year ended December 31, 2020 consisted of the following: The net loss of $305,511 partially offset by $35,350 in depreciation, $74,500 as warrant expense, an increase of $12,145 in accounts payable and accrued expenses – Related Party, and a decrease of $4,171 in accounts payable and accrued expenses, resulting in net cash used in operating activities of $187,687.

The cash flows from financing activities during the year ended December 31, 2021 consisted of the following: We received proceeds from exercise of warrants of $100, proceeds from the sale of common stock of $150,000, proceeds from convertible notes payable of $50,000, and repayments on notes payable – related parties of $10,000, resulting in net cash provided by financing activities of $190,100.

The cash flows from financing activities during the year ended December 31, 2020 consisted of the following: We received cash proceeds from the sale of common stock of $160,001, proceeds from notes payable of $25,500, proceeds from convertible notes payable of $50,000, proceeds from notes payable – related parties of $18,749, and repayments on notes payable – related parties of $30,000, resulting in net cash provided by financing activities of $224,250.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2021.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and December 31, 2020

HIGH SIERRA TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 6117)

To the Board of Directors and Stockholders

High Sierra Technologies, Inc.

Reno, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Sierra Technologies, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 21, 2022

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31,
	2021	2020
ASSETS

Current Assets
Cash	$55,351	$41,770

Deposit	2,711	-

Total Current Assets	58,062	41,770

Property, Plant and Equipment, net	90,345	125,695

Total Assets	$148,407	$167,465

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$375,500	$375,500
Notes payable-Related party	13,306	23,306
Accounts payable and accrued expenses	88,500	58,373
Accounts payable and accrued expenses-Related party	7,366	12,714

Total Current Liabilities	484,672	469,893

Long Term Liabilities
Convertible notes payable	100,000	50,000

Total Liabilities	584,672	519,893

Commitments and contingencies	-	-

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,461,311 and 20,296,309 shares issued and outstanding at December 31, 2021 and 2020	704,449	471,849
Accumulated (Deficit)	(1,140,714)	(824,277)
Total Stockholders' (Deficit)	(436,265)	(352,428)

Total Liabilities and Stockholders' (Deficit)	$148,407	$167,465

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020

Revenues	$-	$-

Operating Expenses
Depreciation	35,350	35,350
General and administrative	220,576	222,561

Total operating expenses	255,926	257,911

(Loss) from operations	(255,926)	(257,911)

Other (expense)
Interest (expense)	(58,359)	(42,955)
Interest (expense)-Related party	(2,152)	(4,645)

Total other (expense)	(60,511)	(47,600)

(Loss) before income taxes	(316,437)	(305,511)
Income taxes	-	-

Net (loss)	$(316,437)	$(305,511)

(Loss) per share-Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	20,369,497	20,215,453

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' (Deficit)

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2020	-	$-	20,189,642	$237,348	$(518,766)	$(281,418)

Proceeds from sale of common stock	-	-	106,667	160,001	-	160,001

Warrants issued for consulting expenses	-	-	-	74,500	-	74,500

Net (loss) for the year ended December 31, 2020	-	-	-	-	(305,511)	(305,511)

Balance-December 31, 2020	-	-	20,296,309	471,849	(824,277)	(352,428)

Common stock issued for services	-	-	55,000	82,500	-	82,500

Proceeds from exercise of warrants	-	-	10,000	100	-	100

Proceeds from the sale of common stock	-	-	100,002	150,000	-	150,000

Net (loss) for the year ended December 31, 2021	-	-	-	-	(316,437)	(316,437)

Balance-December 31, 2021	-	$-	20,461,311	$704,449	$(1,140,714)	$(436,265)

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(316,437)	$(305,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,350	35,350
Issuance of warrants for consulting expenses	-	74,500
Issuance of common stock for services	82,500	-
Changes in assets and liabilities:
(Increase) in deposit	(2,711)	-
Increase (decrease) in accounts payable and accrued expenses	30,127	(4,171)
(Decrease) increase in accounts payable and accrued expenses-Related party	(5,348)	12,145

Net cash (used) in operating activities	(176,519)	(187,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	100	-
Proceeds from sale of common stock	150,000	160,001
Proceeds from notes payable	-	25,500
Proceeds from convertible notes payable	50,000	50,000
Proceeds from notes payable-Related party	-	18,749
Payments on notes payable-Related party	(10,000)	(30,000)

Net cash provided by financing activities	190,100	224,250

Net increase in cash	13,581	36,563

CASH AT BEGINNING PERIOD	41,770	5,207

CASH AT END OF PERIOD	$55,351	$41,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$25,270	$14,500
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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
December 31, 2021 and 2020

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense based on grant date fair values for all share-based awards made to third parties, employees and directors, including stock options.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of December 31, 2021 and 2020.

The Company applies the provisions of ASC 360, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at December 31, 2021 and 2020, and recorded no impairment losses during the years ended December 31, 2021 and 2020. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2021 and 2020 were $0.

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
December 31, 2021 and 2020

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company follows ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Loss Per Share

Net loss per common share is computed pursuant to ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses. As of December 31, 2021, the Company had a total of 106,666 (40,000 from outstanding warrants and 66,666 from convertible notes payable) potentially dilutive shares outstanding. As of December 31, 2020, there were no potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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

NOTE 3 – Property and Equipment

At December 31, 2021 and 2020, property and equipment consisted of the following:

	Useful	December 31,	December 31,
	Lives	2021	2020

Equipment	5	$176,750	$176,750
Less: accumulated depreciation		(86,405)	(51,055)
		$90,345	$125,695

Depreciation expense was $35,350 for the years ended December 31, 2021 and 2020.

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	December 31,	December 31,
	2021	2020
Notes payable, 12-16% interest, interest and principal due June 6, 2022 through August 12, 2022, unsecured	$375,500	$375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024(1)	100,000	50,000

Total due	475,500	425,500
Current Portion	375,500	375,500
Long-term portion	$100,000	$50,000

(1)

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

The Company has incurred an interest expense of $58,359 and $42,955 during the years ended December 31, 2021 and 2020. The Company has interest accrued on the above notes in the amount of $65,074 and $31,985 at December 31, 2021 and 2020. The Company has paid $25,270 and $14,500 of the accrued interest in the years ended December 31, 2021 and 2020.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	December 31,	December 31,
	2021	2020
Notes payable, 12% interest, interest and principal due December 31, 2022, unsecured	$13,306	$23,306

Total due	13,306	23,306
Current Portion	13,306	23,306
Long-term portion	$-	$-

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

During the year ended December 31, 2021, the Company paid back $10,000 of the loans with the President of the Company.

The Company has incurred an interest expense of $2,152 and $4,645 during the years ended December 31, 2021 and 2020, respectively. The Company has interest accrued on the above notes in the amount of $7,366 and $12,714 at December 31, 2021 and 2020.

NOTE 6 – Income Taxes

The Company follows the provisions of ASC 740-10, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

The components of deferred income tax assets (liabilities) at December 31, 2021 and 2020, were as follows:

As of December 31, 2021:

	Balance	Rate	Tax
Federal loss carryforward	$1,066,214	21%	$223,905
Valuation allowance			(223,905)
Deferred tax asset			$-

As of December 31, 2020:

	Balance	Rate	Tax
Federal loss carryforward	$749,777	21%	$157,453
Valuation allowance			(157,453)
Deferred tax asset			$-

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020

Income tax (benefit) expense	$(66,452)	$(64,157)
Non-deductible expenses	-	15,645
Increase in valuation allowance	66,452	48,512
Provision for income taxes	$-	$-

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

The Company sold 106,667 shares of common stock, per the offering described above in this note, at $1.50 per share for gross proceeds of $160,001 during the year ended December 31, 2020.

The Company has sold 100,002 shares of its common stock for gross proceeds of $150,000 under this offering during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued 55,000 shares of its common stock for services valued at $82,500.

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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

The Company sold $50,000 of the Series 2 Senior Convertible Secured Promissory Notes in the year ended December 31, 2020, and the Company sold $50,000 of these Notes during the year ended December 31, 2021.

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

Common Stock Purchase Warrants

As of December 31, 2021, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	50,000	$.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	(10,000)	.01
Outstanding – December 31, 2021	40,000	$.01

(1)

The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the year ended December 31, 2021, 10,000 of these purchase warrants were exercised for proceeds of $100.

HIGH SIERRA TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

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

NOTE 8 – Contingencies, Commitments, Legal Matters and Consulting Agreements

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below. The Company has cancelled one Consulting Agreements for the marketing of its securities. Additionally, the Company has terminated its Investment Banking Agreement on November 10, 2021.

The Company has entered into an agreement to lease a small commercial space in Reno to be used as a Research and Development Facility. It is 1,475 square feet and the monthly rent is $1,254 plus $203 in estimated CAM charges. The lease will be for one year and has options for two additional years.

The Lease Agreement was amended on January 30, 2022 to take effect on February 1, 2022.

On December 28, 2021, the Company executed a non-binding Letter of Intent to acquire an Oregon Corporation specializing in hemp-related products in a Share Exchange Transaction pursuant to 26 U.S.C. §368. This Letter of Intent was subsequently amended on January 22, 2022.

NOTE 9 – Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

The Lease Agreement for the new Research and Development Facility was amended as further described in Note 8, above.

On February 10, 2022, the Company sold 33,334 shares of its common stock for a total consideration of $50,000 pursuant to its Private Placement Memorandum dated February 1, 2021.

On February 16, 2022, the Company sold of $100,000 of Notes pursuant to its Secured Note Private Placement Memorandum dated October 1, 2020.

On February 18, 2022, the Company executed a non-binding Letter of Intent to form a Joint Venture to produce, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using its Patented and Patent Pending Technologies which will be licensed to a new joint venture entity to be formed. The Company is in the process of negotiating definitive agreements related to this Letter of Intent.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Our management evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2021, our internal controls over financial reporting were not effective.

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

ITEM 9B: OTHER INFORMATION

None; not applicable.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None; not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors. All of these persons were appointed effective as of the closing of the acquisition of High Sierra:

			Date Named to Board of
Name	Age	Position	Directors/as Executive Officer
Vincent C. Lombardi	57	Director, Chief Executive Officer and President	December 2018
Gregg W. Koechlein	73	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	December 2018 as an officer and March 2019 as a Director
Glenn C. Miller	71	Chief Scientific Officer	December 2018
Jeffrey M. Pogol	63	Vice President	December 2019

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

Karen Schlauch, Ph.D.

Dr. Schlauch received a B.S. Mathematics / Computer Science from the University of Illinois in 1989. She received a M.A. in Mathematics in 1991 from Eastern Illinois University as well as a M.S. in Mathematics from New Mexico State University in 1994. Dr. Schlauch received her Ph.D. in Mathematics from New Mexico State University in 1998. She completed her Post-Doctoral Fellowship in 2000 at the National Center for Genome Resources in Santa Fe, New Mexico. Her interest in the fields of human biostatistics and bioinformatics began with research at the human genetics research institute at DeCODE Genetics in Reykyavik, Iceland, and continued with genomics research in obesity and liver disease at George Mason University and INOVA Fairfax Hospital, as well as at the genotyping facility at the Boston University School of Medicine. Her current work is centered on providing developing new and robust mathematical and (bio) statistical tools to analyze large whole-genome datasets for researchers state-wide, including GWAS studies, next-generation experiments, and Mass Spectrometry studies.

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

Directorships Held in Other Reporting Companies

None of our directors or executive officers is a director of another company that is required to file reports under Sections 15 or 13(d) of the Exchange Act.

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review during the fiscal year ended December 31, 2021, Mr. Pogol filed an initial Form 3 Report late on April 29, 2021, and he filed a Form 4 report late on April 29, 2021 after he acquired 10,000 shares of the Company’s common stock on February 26, 2021.

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

ITEM 11: EXECUTIVE COMPENSATION

The following tables disclose certain compensation information concerning the Company’s officers and directors during the past two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Vincent C. Lombardi CEO, President & Director	12/31/2021 12/31/2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gregg W. Koechlein CFO, COO, Sec./Treas. & Director	12/31/2021 12/31/2020	0 0	$12,500 0	0 0	0 0	0 0	0 0	0 0	$12,500 0
Jeffrey M. Pogol, Vice President	12/31/2021 12/31/2020	0 0	0 0	Note 1 0	0 0	0 0	0 0	0 0	$2,000 0

Note 1: On February 26, 2021, we issued 10,000 shares of our restricted common stock to Jeffrey M. Pogol for services rendered valued in the amount of $2,000.

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

Mr. Koechlein was paid $7,500 for services in January 2021 and $5,000 for services in November 2021, and Mr. Pogol received 10,000 shares of the Company’s common stock in February 2021 as compensation for $2,000 of services rendered. Mr. Lombardi and Mr. Koechlein have indicated that they do not intend to draw salaries from the Company until such time as the Company has sufficient funds to support one year’s operating expenses.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders of our common stock as of December 31, 2021:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Vincent C. Lombardi 979 Westcliff Lane Reno, Nevada 89523	8,280,000	40.47%
Common	Gregg W. Koechlein 2560 Greensboro Drive Reno, Nevada 89509	3,250,000	15.88%
Common	Kenny L. De Meirleir Stuivenbergbaan 89 2800 Mechelen Belgium	1,800,000	8.80%
Common	Biored, N.V. De Tyraslaan 111 1120 Brussels Belgium	1,800,000	8.80%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	1,400,720	6.84%
Totals		16,530,720	80.79%

(1)	Unless indicated otherwise, all share ownership is direct.

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

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of December 31, 2021:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent C. Lombardi	8,280,000	40.47%
Common	Gregg W. Koechlein	3,250,000	15.88%.
Common	Jeffrey M. Pogol	10,000	0.05%
Common	Glenn C. Miller	100,000	0.49%
Totals		11,640,000	56.89%

(1)	Unless indicated otherwise, all share ownership is direct.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

During the years ended December 31, 2021 and 2020, the Company borrowed $0 and $18,749, respectively, from our current President and director, Vincent C. Lombardi, in order to cover general and administrative expenses. A repayment of $10,000 on these related party notes was made in 2021 and $30,000 during the year ended December 31, 2020.

The Company has incurred an interest expense – related party of $2,152 and $4,645 during the years ended December 31, 2021 and 2020 on the amounts owed to our current President and director, Vincent C. Lombardi. The Company has interest accrued – related party on the above notes in the amount of $7,366 and $12,714 at December 31, 2021 and 2020.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2021, and 2020:

Fee Category	2021	2020
Audit Fees	$$12,250	$9,750
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$$12,250	$9,750

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

(a)(3)         Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No. Exhibit Description

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020

10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9	Tenth Amendment to Promissory Note with Larry Mamey dated February 11, 2022 – Filed Herein
10.10****	Third Amendment to Promissory Note with Biored, N.V. dated July 29, 2021
10.11****	First Amendment to Promissory Note with Kenny L. DeMeirleir dated August 6, 2021
10.12	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021 – Filed Herein
10.13	Second Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021 – Filed Herein
10.14	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021 – Filed Herein
10.15*****	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
10.16	First Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2022 – Filed Herein
14*	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 SCH	XBRL Taxonomy Extension Schema Document

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

***** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021

ITEM 16: FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	March 21, 2022	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	March 21, 2022	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Date:	March 21, 2022	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director