Form 10-Q
period 2022-03-31
High Sierra Technologies, Inc.
filed 2022-05-12
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2022 the Registrant had 20,494,645 shares of common stock outstanding.

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

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●

our ability to raise capital;

●

declines in general economic conditions in the markets where we may compete;

●

unknown environmental liabilities associated with any companies or properties we may acquire; and

●

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

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2021 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 21, 2022.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS

Current Assets
Cash	$ 93,489	$ 55,351
Prepaid rent	1,457	-
Deposit	1,254	2,711

Total Current Assets	96,200	58,062

Property, Plant and Equipment, net	100,181	90,345

Total Assets	$ 196,381	$ 148,407

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$ 375,500	$ 375,500
Notes payable-Related party	13,306	13,306
Accounts payable and accrued expenses	100,134	88,500
Accounts payable and accrued expenses-Related party	7,760	7,366

Total Current Liabilities	496,700	484,672

Long Term Liabilities
Convertible notes payable	200,000	100,000

Total Liabilities	696,700	584,672

Commitments and contingencies	-	-

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,494,645 and 20,461,311 issued and outstanding at March 31, 2022 and December 31, 2021	754,449	704,449
Accumulated (Deficit)	(1,254,768)	(1,140,714)
Total Stockholders' (Deficit)	(500,319)	(436,265)

Total Liabilities and Stockholders' (Deficit)	$ 196,381	$ 148,407

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$ -	$ -

Operating Expenses
Depreciation	8,837	8,837
General and administrative	89,093	61,419

Total operating expenses	97,930	70,256

(Loss) from operations	(97,930)	(70,256)

Other (expense)
Interest (expense)	(15,730)	(13,801)
Interest (expense)-Related party	(394)	(690)

Total other (expense)	(16,124)	(14,491)

(Loss) before income taxes	(114,054)	(84,747)
Income taxes	-	-

Net (loss)	$ (114,054)	$ (84,747)

(Loss) per share-Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	20,479,460	20,307,309

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' (Deficit)
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2021	-	$ -	20,296,309	$ 471,849	$ (824,277)	$ (352,428)

Common stock issued for services	-	-	20,000	30,000	-	30,000

Proceeds from exercise of warrants	-	-	10,000	100	-	100

Net (loss) for the three months ended March 31, 2021	-	-	-	-	(84,747)	(84,747)

Balance-March 31, 2021	-	$ -	20,326,309	$ 501,949	$ (909,024)	$ (407,075)

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2022	-	$ -	20,461,311	$ 704,449	$ (1,140,714)	$ (436,265)

Proceeds from the sale of common stock	-	-	33,334	50,000	-	50,000

Net (loss) for the three months ended March 31, 2022	-	-	-	-	(114,054)	(114,054)

Balance-March 31, 2022	-	$ -	20,494,645	$ 754,449	$ (1,254,768)	$ (500,319)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (114,054)	$ (84,747)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	8,837	8,837
Issuance of common stock for services	-	30,000
Changes in assets and liabilities:
(Increase) in prepaid rent	(1,457)	-
Decrease(increase) in deposit	1,457	-
Increase in accounts payable and accrued expenses	11,634	17,739
(Decrease)increase in accounts payable and accrued expenses-Related party	394	(6,810)

Net cash (used) in operating activities	(93,189)	(34,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,673)	-

Net cash used in investing activities	(18,673)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	100
Proceeds from sale of common stock	50,000	-
Proceeds from convertible notes payable	100,000	-

Net cash provided by financing activities	150,000	100

Net change in cash	38,138	(34,881)

CASH AT BEGINNING PERIOD	55,351	41,770

CASH AT END OF PERIOD	$ 93,489	$ 6,889

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 5,442	$ 5,250
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

 HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

March 31, 2022

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  The Company does not have any long-lived tangible assets, which are considered impaired as of March 31, 2022.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at March 31, 2022, and recorded no impairment losses during the three months ended March 31, 2022.  The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended March 31, 2022 and 2021 were $0.

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

March 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of March 31, 2022, the Company had a total of 173,333 (40,000 from outstanding warrants and 133,333 from convertible notes payable) potentially dilutive shares outstanding.  As of March 31, 2021, the Company had a total of 73,333 (40,000 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

NOTE 3 – Property and Equipment

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Lives	March 31, 2022	December31, 2021

Equipment	5	$ 195,423	$ 176,750
Less: accumulated depreciation		(95,242)	(86,405)
		$ 100,181	$ 90,345

Depreciation expense was $8,837 for the three months ended March 31, 2022 and 2021, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	March 31, 2022	December 31, 2021
Notes payable, 12-16% interest, interest and principal due June 6, 2022 through August 12, 2022, unsecured. (1)	$ 375,500	$ 375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through February 16, 2025(2)	200,000	100,000

Total due	575,500	475,500
Current Portion	375,500	375,500
Long-term portion	$ 200,000	$ 100,000

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

The Company incurred interest expense of $15,730 and $13,801 during the three months ended March 31, 2022 and 2021.  The Company had interest accrued on the above notes in the amount of $75,361 and $65,074 at March 31, 2022 and December 31, 2021, respectively.  The Company has paid $5,442 and $5,250 of the accrued interest in the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	March 31, 2022	December 31, 2021
Notes payable, 12% interest, interest and principal due December 31, 2022, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

During the year ended December 31, 2021, the Company paid back $10,000 of the loans with the President of the Company.

The Company incurred interest expense of $394 and $690 during the three months ended March 31, 2022 and 2021, respectively.  The Company had interest accrued on the above notes in the amount of $7,760 and $7,366 at March 31, 2022 and December 31, 2021.

NOTE 6 – Capital Changes

Offering of Securities

Common stock

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”.  There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000).  This offering became effective February 4, 2020 and was amended February 1, 2021 to extend the date of the offering through May 1, 2022.  On January 14, 2022, the Company extended the date of the offering through October 1, 2022.

The Company sold 33,334 shares of its common stock for gross proceeds of $50,000 under this offering during the three months ended March 31, 2022  The Company did not sell any securities under this offering during the three months ended March 31, 2021.  The Company issued 20,000 shares of its common stock for services valued at $30,000 during the three months ended March 31, 2021..

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

The Company sold $100,000 of these Notes during the three months ended March 31, 2022.  The principal balance of convertible notes payable was $200,000 and $100,000 as of March 31, 2022 and December 31, 2021, respectively.

These securities have not been registered with the United States Securities and Exchange Commission or with any state securities agency.  These securities are being offered pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended pursuant to Rule 506 of Regulation D, and from the registration requirements of the securities laws of the states in which the securities will be offered.  The securities are subject to certain restrictions on resale and may be resold only as permitted under applicable federal and state securities laws. The date of this offering was extended on January 14, 2022 to July 31, 2022.

Warrants

Under an Investment Banking Agreement, the Company issued 50,000 warrants.  The exercise price per share of the Common Stock under this Warrant is $.01 and is fully vested on the Issue Date and is non-cancellable nor non-redeemable.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Common Stock Purchase Warrants

As of March 31, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	40,000	$.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	.01
Outstanding – March 31, 2022	40,000	$.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01.  During the year ended December 31, 2021, 10,000 of the purchase warrants were exercised.

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

The Company has entered into an agreement to lease a small commercial space in Reno to be used as a Research and Development Facility.  It is 1,475 square feet and the monthly rent is $1,254 plus $203 in estimated CAM charges.  The lease is for one year and has options for two additional years. The Company elected to exclude from its balance sheet recognition of right of use assets and lease liabilities on leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term.

The Lease Agreement was amended and signed on January 30, 2022 and took effect on February 1, 2022.

The Company paid $2,914 of rent expense during the quarter ended March 31, 2022.

NOTE 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

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

The Company has prepared and filed, on April 22, 2022, a Continuation-in-Part of Application Number 17/098,539 based on further changes to the processes referred to in Application Number 17/098,539 which should result in the Company receiving a fourth United States Patent in due time. The Company believes that the Continuation-in-Part will provide the Company additional protection of its current intellectual property portfolio.

On May 5, 2022, the Company received a Notice of Issuance for its Patent Application No 17/098,539.  The Patent Issuance Fees have been paid and the Company will receive United States Patent Number 11,338,222 on May 24, 2022.

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

Consulting Agreement

On August 14, 2020, we entered into a non-exclusive Consulting Agreement with Stanley Berk/Steven Leatherman (“SBSL Consultants”) and Jeff Baclet/Tom Prutzman (“Consultants”) pursuant to which the SBSL Consultants and other Consultants agreed to review short term and long term business forecasts for the Company, review documents for due diligence purposes, seek out private and public funding for the Company, and seek out potential licensing partners and potential buyers of the Company’s intellectual property.  They referred the Company to Artemis Holdings, LLC.  See above. The term of the Agreement was for six months. The Company agreed to pay a consulting fee of $7,500 per month (to be deferred until the Company has raised at least $500,000), and 5.0% of funds raised from any source brought to the Company by the Consultants.  The Consultants were also granted warrants to purchase 5.0% of the securities sold in such fundraising at the same price, which is exercisable for a period of 5 years.  This August 14, 2020 Consulting Agreement was amended on December 28, 2020 to now be effective as of January 1, 2021.  Under the terms of this amendment the term of the Agreement became one year ending on December 31, 2021. The consulting fees were reduced to $1,200.00 per month, a potential bonus of $45,000 was incorporated, the referral fees were reduced to 2% and the warrants to be issued were set at 2.5% of the value of certain transactions caused by Admiral Investment Banking and 2% of the value of certain transactions caused by Artemis Holdings Group, LLC. A copy of the Amended Consulting Agreement is attached to our Annual Report for the year ended December 31, 2020 as Exhibit 10.7.  This Agreement terminated on its own terms on December 31, 2021 and the parties have no further obligations to each other.

Admiral Investment Banking Agreement

On December 28, 2020, the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement is for the period of one year and has certain renewal provisions. The Agreement provided for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provided for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provided for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral.  The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares.  The Company gave notice to Admiral on October 8, 2021 that the Company is terminating the Agreement effective as of November 10, 2021, but the outstanding warrants are still in effect.

Possible Hemp Cigarette Business

High Sierra has identified a growing market place for hemp cigarettes especially those that can benefit from High Sierra’s patented and patent pending technologies.  It is the intention of High Sierra to enter into this market place as soon as possible after it receives sufficient funding from its Private Placement Offerings. To that effect, the Company is now negotiating with one of the largest hemp cigarette manufacturers in the country to enter into a joint venture to produce and market a new brand of low odor hemp cigarettes. The negotiations have resulted in the execution of a non-binding Letter of Intent dated February 18, 2022, by the parties to enter into a Joint Venture to manufacture, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using its Patented and Patent Pending Technologies. The Company can offer no assurance that it will successfully raise the funds needed to enter into this market place.  The Company is in the process of negotiating definitive agreements related to this Letter of Intent

Lease Agreement

The Company has two places of business.  The corporate office is located at 1495 Ridgeview Drive, Suite 230A, Reno, Nevada 89519.  The space at that location rented by the Company consists of office space with a fixed monthly payment for rent and utilities.  The Company is also leasing a research and development and warehousing facility located at 229 East 5th Street in Reno, Nevada 89512.

On November 9, 2021, the Company entered into a Lease Agreement with 3 Squirrels, LLC to rent approximately 1,475 square feet of commercial space which the Company plans to use for research and development purposes.  Due to the inability of the Landlord to deliver the Premises as called for in the Lease Agreement on time, a First Amendment to that Lease was signed on January 30, 2022 which changed some terms in the original Lease.  The Lease is now for a period of one (1) year commencing February 1, 2022, and contains options for two (2) additional years.  The monthly rent is $1,253.75 plus $203.50 in estimated CAM charges.  A copy of the Lease Agreement is attached to our Quarterly Report for the period ended September 30, 2021 as Exhibit 10.15 and a copy of the First Lease Amendment is attached to our Annual Report for the year ended December 31, 2021 as Exhibit 10.16.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and in the Canadian provinces; and (ii) seek to raise additional equity funding so that the Company may pursue the construction and operation of a facility to produce and market hemp cigarettes to be located in Northern Nevada; (iii) complete the transactions which are the subjects of the two letters of intent signed by the Company which include acquiring an Oregon company which specializes in hemp-related products and forming a joint venture to produce, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using the Company’s Patented and Patent Pending Technologies and (iv) begin the production and distribution of hemp cigarettes in accordance with the Letter of Intent that the Company entered into on February 18, 2022.   During the next 12 months, our cash requirements include expenses to market our technology; expenses to construct and operate a facility to produce and market hemp cigarettes to be located in Northern Nevada; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization.  We anticipate that we will need to raise additional equity funds to successfully commence and operate a facility to produce and market hemp cigarettes.  We have no commitments to raise any additional funds at the present time, and we can offer to assurances that we will be able to raise additional funds on terms acceptable to the Company.

Results of Operations – Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2022.

General and administrative expenses were $89,093 for the three month period ended March 31, 2022, an increase of $27,674 from the $61,419 of general and administrative expenses incurred during the three months ended March 31, 2021. Most of the increase in general and administrative expenses incurred in the later period were for an increase in facilities lease expenses of $12,000 and market listing fees and other professional fees relating to up listing to the OTC Bulletin Board of approximately $15,000.  The Company expects to incur additional facility expenses in 2022 that are attributed to the new lease. We incurred depreciation of $8,837 in the three months ended March 31, 2022, the same as the $8,837 of depreciation incurred in the three month period ended March 31, 2021.

We incurred interest expense of $15,730 in the three months ended March 31, 2022, an increase of $1,929 from the $13,801 of interest expense incurred in the three months ended March 31, 2021.  This is due to the fact that the Company increased its borrowing from unrelated parties through issuing an additional $100,000 in its Notes Payable-Series 2 Senior Convertible Secured Promissory Notes after the period ended March 31, 2021.  We incurred interest expense-related party of $394 in the three months ended March 31, 2022, a decrease of $296 from the interest expense–related party of $690 in the three months ended March 31, 2021.  This is due to the fact that the Company repaid $10,000 of its notes payable-related party during the year ended December 31, 2021.

We incurred a net loss of $114,054 during the three months ended March 31, 2022, an increase of $29,307 from the $84,747 net loss incurred during the three months ended March 31, 2021.  The Company’s increase in net loss in the current period is largely due to the increase in general and administrative expenses as explained above.

Liquidity and Capital Resources

At March 31, 2022, we had total current assets of $96,200 consisting of $93,489 in cash, $1,457 in prepaid rent and $1,254 in a deposit.  We had $496,700 in total current liabilities as of March 31, 2022. Our total current liabilities consisted of notes payable of $375,500, notes payable-related party of $13,306, accounts payable and accrued expenses of $100,134 and accounts payable and accrued expenses-related party of $7,760.  We had property, plant and equipment, net of $100,181 as of March 31, 2022. We had long term liabilities consisting of convertible notes payable of $200,000 as of March 31, 2022.  See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the three months ended March 31, 2022, we had an increase in accounts payable and accrued expenses of $11,634, an increase in accounts payable and accrued expenses-related party of $394, depreciation expense of $8,837, an increase in prepaid rent of $1,457and a decrease in deposit of 1,457.  When this is combined with our net loss of $114,054 for the three months ended March 31, 2022, it results in net cash used in operating activities of $93,189.

During the three months ended March 31, 2021, we had an increase in accounts payable and accrued expenses of $17,739, a decrease in accounts payable and accrued expenses – related party of $6,810, depreciation expense of $8,837 and issuance of common stock for services of $30,000. When this is combined with our net loss of $84,747 for the three months ended March 31, 2021, it results in net cash used in operating activities of $34,981.

In the three months ended March 31, 2022, we received proceeds from convertible notes payable of $100,000 and proceeds from the sale of common stock of $50,000 which resulted in net cash provided by financing activities of $150,000.  During the same three month period we paid $18,673 for property, plant and equipment.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the three month period ended March 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company sold a total of 34,334 shares of its common stock, at $1.50 per share, to one accredited investor for a total of $50,000.  The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

During the three months ended March 31, 2022, the Company sold $100,000 of its Notes Payable, Series 2 Convertible Secured Promissory Notes.  The Notes bear interest at 8.0% per annum.  The Notes may be converted during their term to shares of the Company’s common stock at the price of the securities currently offered in the offering, or $1.50 per share.  The Notes were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The Notes bear a restricted legend, and the persons acquiring the shares represented that they acquired the Notes with investment intent.

For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed since December 31, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9****	Third Amendment to Promissory Note with Biored, N.V. dated July 29, 2021
10.10****	First Amendment to Promissory Note with Kenny L. DeMeirleir dated August 6, 2021
10.11*****	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
10.12******	Tenth Amendment to Promissory Note with Larry Mamey dated February 11, 2022
10.13******	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.14******	Second Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.15******	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.16******	First Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2022
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
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

***** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

****** Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Securities and Exchange Commission on March 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	May 12, 2022	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	May 12, 2022	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director