Form 10-Q
period 2022-06-30
High Sierra Technologies, Inc.
filed 2022-08-15
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2022 the Registrant had 20,494,645 shares of common stock outstanding.

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

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2021 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 21, 2022.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$15,127	$55,351
Deposit	1,254	2,711

Total Current Assets	16,381	58,062

Property, Plant and Equipment, net	116,105	90,345

Total Assets	$132,486	$148,407

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable-Current maturities	$50,000	$375,500
Notes payable-Related party	13,306	13,306
Accounts payable and accrued expenses	87,761	88,500
Accounts payable and accrued expenses-Related party	8,158	7,366

Total Current Liabilities	159,225	484,672

Long Term Liabilities
Notes payable-Long-Term portion	325,500	—
Convertible notes payable	200,000	100,000

Total Long-Term Liabilities	525,500	100,000

Total Liabilities	684,725	584,672

Commitments and contingencies	—	—

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, no par value, 50,000,000 shares authorized; 20,494,645 and 20,461,311 issued and outstanding at June 30, 2022 and December 31, 2021	754,449	704,449
Accumulated (Deficit)	(1,306,688)	(1,140,714)
Total Stockholders' (Deficit)	(552,239)	(436,265)

Total Liabilities and Stockholders' (Deficit)	$132,486	$148,407

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$ -	$ -	$ -	$ -

Total revenues	-	-	-	-

Operating Expenses
Depreciation	8,837	8,838	17,674	17,675
General and administrative	25,739	38,386	114,832	99,806

Total operating expenses	34,576	47,224	132,506	117,481

(Loss) from operations	(34,576)	(47,224)	(132,506)	(117,481)

Other (expense)
Interest (expense)	(16,946)	(14,327)	(32,676)	(28,128)
Interest (expense)-Related party	(398)	(658)	(792)	(1,347)

Total other (expense)	(17,344)	(14,985)	(33,468)	(29,475)

(Loss) before income taxes	(51,920)	(62,209)	(165,974)	(146,956)
Income taxes	-	-	-	-

Net (loss)	$ (51,920)	$ (62,209)	$ (165,974)	$(146,956)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	20,494,645	20,339,203	20,487,094	20,323,344

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' (Deficit)

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2021	-	$ -	20,296,309	$ 471,849	$ (824,277)	$ (352,428)

Common stock issued for services	-	-	20,000	30,000	-	30,000

Common Stock issued for exercise of warrants	-	-	10,000	100	-	100

Net (loss) for the three months ended March 31, 2021	-	-	-	-	(84,747)	(84,747)

Balance-March 31, 2021	-	-	20,326,309	501,949	(909,024)	(407,075)

Common stock issued for cash	-	-	60,002	90,000	-	90,000

Net (loss) for the three months ended June 30, 2021	-	-	-	-	(62,209)	(62,209)

Balance-June 30, 2021	-	$ -	20,386,311	$ 591,949	$ (971,233)	$ (379,284)

	Preferred Stock		Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2022	-	$ -	20,461,311	$ 704,449	$ (1,140,714)	$ (436,265)

Common stock issued for cash	-	-	33,334	50,000	-	50,000

Net (loss) for the three months ended March 31, 2022	-	-	-	-	(114,054)	(114,054)

Balance-March 31, 2022	-	-	20,494,645	754,449	(1,254,768)	(500,319)

Net (loss) for the three months ended June 30, 2022	-	-	-	-	(51,920)	(51,920)

Balance-June 30, 2022	-	$ -	20,494,645	$ 754,449	$ (1,306,688)	$ (552,239)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (165,974)	$ (146,956)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	17,674	17,675
Issuance of common stock for services	-	30,000
Changes in operating assets and liabilities:
Decrease in deposit	1,457	-
(Decrease)/ Increase in accounts payable and accrued expenses	(739)	361
Increase/(decrease) in accounts payable and accrued expenses-Related party	792	(6,152)

Net cash (used) in operating activities	(146,790)	(105,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43,434)	-

Net cash used in investing activities	(43,434)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	100
Proceeds from sale of common stock	50,000	90,000
Proceeds from notes payable	-	50,000
(Payments) on notes payable-Related party	-	(10,000)
Proceeds from convertible notes payable	100,000	-

Net cash provided by financing activities	150,000	130,100

Net (decrease)/increase in cash	(40,224)	25,028

CASH AT BEGINNING PERIOD	55,351	41,770

CASH AT END OF PERIOD	$ 15,127	$ 66,798

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 10,885	$ 14,365
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

June 30, 2022

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

Long-lived Assets

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is five to twenty seven and a half years.

Where an impairment of a property’s value is determined to be other than temporary, impairment for the estimated potential loss is recorded to adjust the property to its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of June 30, 2022.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at June 30, 2022, and recorded no impairment losses during the six months ended June 30, 2022 or 2021. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended June 30, 2022 and 2021 were $0.

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

June 30, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of June 30, 2022, the Company had a total of 173,333 (40,000 from outstanding warrants and 133,333 from convertible notes payable) potentially dilutive shares outstanding.  As of June 30, 2021, the Company had a total of 106,666 (40,000 from outstanding warrants and 66,666 from convertible notes payable) potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

NOTE 3 – Property and Equipment

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Lives	June 30, 2022		December 31, 2021

Equipment	5	$ 176,750		$ 176,750
Furniture and lab equipment	5	25,989	(1)	-
Leasehold improvements	27.5	17,445	(1)	-
Less: accumulated depreciation		(104,079)		(86,405)
		$ 116,105		$ 90,345

Depreciation expense was $17,674 and $17,675 for the six months ended June 30, 2022 and 2021, respectively.

1)	The new facility and equipment not put into service as of the date of this filing.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	June 30, 2022	December 31, 2021
Notes payable, 12-16% interest, interest and principal due September 6, 2022 through August 12, 2023, unsecured. (1)	$ 375,500	$ 375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through February 16, 2025(2)	200,000	100,000

Total due	575,500	475,500
Current Portion	50,000	375,500
Long-term portion	$ 525,500	$ 100,000

(1)	One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.
(2)	The Series 2 Notes contain certain automatic and voluntary conversion provisions. The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note. The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

The Company has incurred an interest expense of $32,676 and $28,128 during the six months ended June 30, 2022 and 2021. The Company has interest accrued on the above notes in the amount of $86,865 and $75,361 at June 30, 2022 and December 31, 2021. The Company has paid $10,885 and $14,365 of the accrued interest in the six months ended June 30, 2022 and 2021.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	June 30, 2022	December 31, 2021
Notes payable, 12% interest, interest and principal due December 31, 2022, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

During the six months ended June 30, 2021, the Company has paid back $10,000 of the loans with the President of the Company.

The Company has incurred an interest expense of $792 and $1,347 during the six months ended June 30, 2022 and 2021, respectively. The Company has interest accrued on the above notes in the amount of $8,158 and $7,366 at June 30, 2022 and December 31, 2021.

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

The Company sold 33,334 shares of its common stock for gross proceeds of $50,000 under this offering during the six months ended June 30, 2022.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

The Company sold $100,000 of these Notes during the six months ended June 30, 2022. The principal balance of convertible notes payable was $200,000 and $100,000 as of June 30, 2022 and December 31, 2021, respectively.

These securities have not been registered with the United States Securities and Exchange Commission or with any state securities agency. These securities are being offered pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended pursuant to Rule 506 of Regulation D, and from the registration requirements of the securities laws of the states in which the securities will be offered. The securities are subject to certain restrictions on resale and may be resold only as permitted under applicable federal and state securities laws. The date of this offering was extended on January 14, 2022 to July 31, 2022. The Company has decided not to extend this offering any further.

Warrants

Under an Investment Banking Agreement, the Company issued 50,000 warrants. The exercise price per share of the Common Stock under this Warrant is $.01 and is fully vested on the Issue Date and is non-cancellable nor non-redeemable.

Common Stock Purchase Warrants

As of June 30, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	40,000	$.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	.01
Outstanding – June 30, 2022	40,000	$.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the six months ended June 30, 2021, 10,000 of the purchase warrants were exercised for total proceeds of $100.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

The Company has paid $8,743 of rent expense during the six months ended June 30, 2022. The Company has expensed as repairs $2,984 due to the term of the original lease being only for a one year period.

NOTE 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

On May 24, 2022, the United States Patent and Trademark Office issued United States Patent Number 11,338,222 to the Company as assignee of Application Number 16/255.157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, filed by Vincent Lombardi, one of the founders of the Company and its current President and Chief Executive Officer.

Now United States Patent Numbers 10,737,198, 10,835,839 and 11,338,222 have been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies. In regards to the issuance of United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of Patents Numbered 10,737,198,10, 835,839 and 11,338,222 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222.”

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

Vestech Securities. Inc. Finders Fee Agreement

On February 24, 2022, the Company entered into a non-exclusive Finders Fee Agreement (the “Agreement”) with Vestech Securities, Inc. (“Vestech”) under which Vestech will work to introduce parties to the Company who may be interested in purchasing common stock in the Company, providing capital financing and/or purchasing or licensing some, or all, of the Company’s Patented and Patent Pending technologies. The Agreement is for the period of six months and provides for a Finders Fee of 8% for capital raising transactions and a Finders Fee of 4% for Merger and Acquisitions transactions. A copy of this Agreement is attached hereto as Exhibit 10.17.

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

Results of Operations – Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2022.

General and administrative expenses were $25,739 for the three month period ended June 30, 2022, a decrease of $12,647 from the $38,386 of general and administrative expenses incurred during the three months ended June 30, 2021.  Most of the decrease in general and administrative expenses incurred in the later period were related to a decrease in legal and accounting costs. We incurred depreciation of $8,837 in the three months ended June 30, 2022, which is relatively the same as the $8,838 of depreciation incurred in the three month period ended June 30, 2021.

We incurred interest expense of $16,946 in the three months ended June 30, 2022, an increase of $2,619 from the $14,327 of interest expense incurred in the three months ended June 30, 2021. This is due to the fact that the Company increased its borrowing from unrelated parties through issuing an additional $100,000 in its Notes Payable-Series 2 Senior Convertible Secured Promissory Notes in February 2022. We incurred interest expense-related party of $398 in the three months ended June 30, 2022, a decrease of $260 from the interest expense–related party of $658 in the three months ended June 30, 2021. This is due to the fact that the Company repaid $10,000 of its notes payable-related party during the year ended December 31, 2021.

We incurred a net loss of $51,920 during the three months ended June 30, 2022, a decrease of $10.289 from the $62,209 net loss incurred during the three months ended June 30, 2021.  The Company’s decrease in net loss in the current period is largely due to the decrease in general and administrative expenses in the current period partially offset by modest increase in interest expense in the current period.

Results of Operations – Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2022.

General and administrative expenses were $114,832 for the six month period ended June 30, 2022, an increase of $15,026 from the $99,806 of general and administrative expenses incurred during the six months ended June 30, 2021.  Most of the increase in general and administrative expenses incurred in the later period were for an increase in facilities lease expenses of $12,000 and market listing fees and other professional fees relating to up listing to the OTC Bulletin Board of approximately $15,000.  The Company expects to incur additional facility expenses in 2022 that are attributed to the new lease. We incurred depreciation of $17,674 in the six months ended June 30, 2022, which is relatively the same as the $17,675 of depreciation incurred in the six month period ended June 30, 2021.

We incurred interest expense of $32,676 in the six months ended June 30, 2022, an increase of $4,548 from the $28,128 of interest expense incurred in the six months ended June 30, 2021. This is due to the fact that the Company increased its borrowing from unrelated parties through issuing an additional $100,000 in its Notes Payable-Series 2 Senior Convertible Secured Promissory Notes in February 2022. We incurred interest expense-related party of $792 in the six months ended June 30, 2022, a decrease of $555 from the interest expense–related party of $1,347 in the six months ended June 30, 2021. This is due to the fact that the Company repaid $10,000 of its notes payable-related party during the year ended December 31, 2021.

We incurred a net loss of $165,974 during the six months ended June 30, 2022, an increase of $19,018 from the $146,956 net loss incurred during the six months ended June 30, 2021.  The Company’s increase in net loss in the current period is largely due to the increase in general and administrative expenses as explained above.

Liquidity and Capital Resources

At June 30, 2022, we had total current assets of $16,381 consisting of $15,127 in cash and $1,254 in a deposit. We had $159,225 in total current liabilities as of June 30, 2022. Our total current liabilities consisted of notes payable-current maturities of $50,000, notes payable-related party of $13,306, accounts payable and accrued expenses of $87,761 and accounts payable and accrued expenses-related party of $8,158. We had property, plant and equipment, net of $116,105 as of June 30, 2022. We had long term liabilities consisting of notes payable-long term portion of $325,500 and convertible notes payable of $200,000 as of June 30, 2022. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the six months ended June 30, 2022, we had a decrease in accounts payable and accrued expenses of $739, an increase in accounts payable and accrued expenses-related party of $792, depreciation expense of $17,674 and a decrease in deposit of $1,457. When this is combined with our net loss of $165,974 for the six months ended June 30, 2022, it results in net cash used in operating activities of $146,790.

During the six months ended June 30, 2021, we had an increase in accounts payable and accrued expenses of $361, a decrease in accounts payable and accrued expenses – related party of $6,152, depreciation expense of $17,675 and issuance of common stock for services of $30,000. When this is combined with our net loss of $146,956 for the six months ended June 30, 2021, it results in net cash used in operating activities of $105,072.

In the six months ended June 30, 2022, we received proceeds from convertible notes payable of $100,000 and proceeds from the sale of common stock of $50,000 which resulted in net cash provided by financing activities of $150,000. During the same six month period we paid $43,434 for property, plant and equipment in our investing activities.

In the six months ended June 30, 2021, we received proceeds from the exercise of warrants of $100, proceeds from the sale of common stock of $90,000, proceeds from notes payable of $50,000 and we made a payment on notes payable – related party of $10,000 which resulted in net cash provided by financing activities of $130,100 in the same six month period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the six month period ended June 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, the Company sold a total of 34,334 shares of its common stock, at $1.50 per share, to one accredited investor for a total of $50,000. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

During the six months ended June 30, 2022, the Company sold $100,000 of its Notes Payable, Series 2 Convertible Secured Promissory Notes. The Notes bear interest at 8.0% per annum. The Notes may be converted during their term to shares of the Company’s common stock at the price of the securities currently offered in the offering, or $1.50 per share. The Notes were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The Notes bear a restricted legend, and the persons acquiring the shares represented that they acquired the Notes with investment intent.

For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed since December 31, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No. Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9	Fourth Amendment to Promissory Note with Biored, N.V. dated July 29, 2022
10.10	Second Amendment to Promissory Note with Kenny L. DeMeirleir dated August 5, 2022
10.11****	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
10.12	Eleventh Amendment to Promissory Note with Larry Mamey dated June 5, 2022
10.13	Third Amendment to Promissory Note with Michael Vardakis dated July 13, 2021
10.14*****	Second Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.15	Third Amendment to Promissory Note with Michael Vardakis dated July 13, 2021
10.16*****	First Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2022
10.17	Finders Fee Agreement between the Company and Vestech Securities, Inc. dated February 24, 2022
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Vincent C. Lombardi, Chief Executive Officer, President and Director; and Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

***** Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Securities and Exchange Commission on March 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	August 15, 2022	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	August 15, 2022	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director