Form 10-Q
period 2022-09-30
High Sierra Technologies, Inc.
filed 2022-11-18
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2022 the Registrant had 20,616,749 shares of common stock outstanding.

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

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2021 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 21, 2022.

HIGH SIERRA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$2,307	$55,351
Deposit	1,254	2,711

Total Current Assets	3,561	58,062

Property, Plant and Equipment, net	105,677	90,345

Total Assets	$109,238	$148,407

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable-Current maturities	$375,500	$375,500
Notes payable-Related party	13,306	13,306
Accounts payable and accrued expenses	116,518	88,500
Accounts payable and accrued expenses-Related party	8,561	7,366

Total Current Liabilities	513,885	484,672

Long Term Liabilities
Convertible notes payable	200,000	100,000

Total Long-Term Liabilities	200,000	100,000

Total Liabilities	713,885	584,672

Commitments and contingencies	—	—

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value, 50,000,000 shares authorized; 20,494,645 and 20,461,311 issued and outstanding at September 30, 2022 and December 31, 2021	754,449	704,449
Accumulated (Deficit)	(1,359,096)	(1,140,714)
Total Stockholders' (Deficit)	(604,647)	(436,265)

Total Liabilities and Stockholders' (Deficit)	$109,238	$148,407

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Depreciation	10,429	8,837	28,103	26,512
General and administrative	24,445	110,590	139,277	210,396

Total operating expenses	34,874	119,427	167,380	236,908

(Loss) from operations	(34,874)	(119,427)	(167,380)	(236,908)

Other (expense)
Interest (expense)	(17,132)	(15,116)	(49,808)	(43,244)
Interest (expense)-Related party	(402)	(402)	(1,194)	(1,749)

Total other (expense)	(17,534)	(15,518)	(51,002)	(44,993)

(Loss) before income taxes	(52,408)	(134,945)	(218,382)	(281,901)
Income taxes	-	-	-	-

Net (loss)	$ (52,408)	$ (134,945)	$ (218,382)	$(281,901)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding Basic and diluted	20,494,645	20,386,311	20,489,639	20,344,564

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' (Deficit)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-December 31, 2020	-	$ -	20,296,309	$ 471,849	$ (824,277)	$ (352,428)

Common stock issued for services	-	-	20,000	30,000	-	30,000

Common Stock issued for exercise of warrants	-	-	10,000	100	-	100

Net (loss) for the three months ended March 31, 2021	-	-	-	-	(84,747)	(84,747)

Balance-March 31, 2021	-	-	20,326,309	501,949	(909,024)	(407,075)

Common stock issued for cash	-	-	60,002	90,000	-	90,000

Net (loss) for the three months ended June 30, 2021	-	-	-	-	(62,209)	(62,209)

Balance-June 30, 2021	-	-	20,386,311	$ 591,949	$ (971,233)	$ (379,284)

Net (loss) for the three months ended September 30, 2021	-	-	-	-	(134,945)	(134,945)

Balance-September 30, 2021	-	$ -	20,386,311	$ 591,949	$(1,106,178)	$(514,229)

	Preferred Stock		Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-December 31, 2021	-	$ -	20,461,311	$ 704,449	$ (1,140,714)	$ (436,265)

Common stock issued for cash	-	-	33,334	50,000	-	50,000

Net (loss) for the three months ended March 31, 2022	-	-	-	-	(114,054)	(114,054)

Balance-March 31, 2022	-	-	20,494,645	754,449	(1,254,768)	(500,319)

Net (loss) for the three months ended June 30, 2022	-	-	-	-	(51,920)	(51,920)

Balance-June 30, 2022	-	$ -	20,494,645	$ 754,449	$ (1,306,688)	$ (552,239)

Net (loss) for the three months ended September 30, 2022	-	-	-	-	(52,408)	(52,408)

Balance-September 30, 2022	-	-	20,494,645	$ 745,449	$(1,359,096)	$(604,647)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (218,382)	$ (281,901)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	28,103	26,512
Issuance of common stock for services	-	30,000
Changes in operating assets and liabilities:
Decrease in deposit	1,457	-
(Decrease)Increase in accounts payable and accrued expenses	28,018	106,070
Increase(decrease) in accounts payable and accrued expenses-Related party	1,195	(5,750)

Net cash (used) in operating activities	(159,609)	(125,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43,435)	-

Net cash used in investing activities	(43,435)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	100
Proceeds from sale of common stock	50,000	90,000
Proceeds from notes payable	-	50,000
(Payments) on notes payable-Related party	-	(10,000)
Proceeds from convertible notes payable	100,000	-

Net cash provided by financing activities	150,000	130,100

Net (decrease)increase in cash	(53,044)	5,031

CASH AT BEGINNING PERIOD	55,351	41,770

CASH AT END OF PERIOD	$ 2,307	$ 46,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 14,578	$ 14,385
Cash paid for income taxes	$ -	$ -

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

September 30, 2022

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of September 30, 2022.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at September 30, 2022 or December 31, 2021, and recorded no impairment losses during the nine months ended September 30, 2022 or 2021. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended September 30, 2022 and 2021 were $0.

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

September 30, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of September 30, 2022, the Company had a total of 173,333 (40,000 from outstanding warrants and 133,333 from convertible notes payable) potentially dilutive shares outstanding.  As of September 30, 2021, the Company had a total of 106,666 (40,000 from outstanding warrants and 66,666 from convertible notes payable) potentially dilutive shares outstanding.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

NOTE 3 – Property and Equipment

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Lives	September 30, 2022		December 31, 2021

Equipment	5	$ 176,750		$ 176,750
Furniture and lab equipment		25,990	(1)	-
Leasehold improvements		17,445	(1)	-
Less: accumulated depreciation		(114,508)		(86,405)
		$ 105,677		$ 90,345

Depreciation expense was $28,103 and $26,512 for the nine months ended September 30, 2022 and 2021, respectively.

1)	The new facility and equipment not put into service as of the date of this filing.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	September 30, 2022	December 31, 2021
Notes payable, 12-16% interest, interest and principal due December 6, 2022 through August 12, 2023, unsecured. (1)	$ 375,500	$ 375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through February 16, 2025(2)	200,000	100,000

Total due	575,500	475,500
Current Portion	375,500	375,500
Long-term portion	$ 200,000	$ 100,000

(1)	One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.
(2)	The Series 2 Notes contain certain automatic and voluntary conversion provisions. The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note. The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

The Company has incurred interest expense of $49,808 and $43,244 during the nine months ended September 30, 2022 and 2021. The Company has interest accrued on the above notes in the amount of $100,305 and $75,361 at September 30, 2022 and December 31, 2021. The Company has paid $14,578 and $14,385 of the accrued interest in the nine months ended September 30, 2022 and 2021.

NOTE 5 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	September 30, 2022	December 31, 2021
Notes payable, 12% interest, interest and principal due December 31, 2022, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

During the nine months ended September 30, 2021, the Company paid back $10,000 of the loans with the President of the Company.

The Company has incurred an interest expense of $1,194 and $1,749 during the nine months ended September 30, 2022 and 2021, respectively. The Company has interest accrued on the above notes in the amount of $8,561 and $7,366 at September 30, 2022 and December 31, 2021.

NOTE 6 – Capital Changes

Offering of Securities

Common stock

We offered a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”. There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000). This offering became effective February 4, 2020 and was amended February 1, 2021 to extend the date of the offering through May 1, 2022. On January 14, 2022, the Company extended the date of the offering through October 1, 2022. This offering has expired as of the date of this report.

The Company sold 60,002 shares of its common stock for gross proceeds of $90,000 under this offering during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company issued 20,000 shares of its common stock for services valued at $30,000.

The Company sold 33,334 shares of its common stock for gross proceeds of $50,000 under this offering during the nine months ended September 30, 2022.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The Company sold $100,000 of these Notes during the nine months ended September 30, 2022. The principal balance of convertible notes payable was $200,000 and $100,000 as of September 30, 2022 and December 31, 2021, respectively.

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

Common Stock Purchase Warrants

As of September 30, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	40,000	$.01
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	.01
Outstanding – September 30, 2022	40,000	$.01

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the nine months ended September 30, 2021, 10,000 of the purchase warrants were exercised for total proceeds of $100.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

NOTE 7 – Contingencies, Commitments, Legal Matters and Consulting Agreements

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below. The Company has cancelled one Consulting Agreement for the marketing of its securities. Additionally, the Company has terminated its Investment Banking Agreement on November 10, 2021.

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

The Lease Agreement was amended and the Amendment was signed on January 30, 2022 and the Lease Amendment took effect on February 1, 2022.

The Company has paid $13,115 of rent expense during the nine months ended September 30, 2022. The Company has expensed as repairs $2,984 due to the term of the original lease being only for a one year period.

NOTE 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued and has determined that it has no material subsequent events to disclose in these financial statements.

On October 25, 2022, the Company sold 20,000 shares of stock to an individual investor pursuant to a Subscription Agreement dated October 25, 2022.

On October 27, 2022, the Company sold 10,000 shares of stock to an individual investor pursuant to a Subscription Agreement dated October 27, 2022.

On October 27, 2022, an individual loaned the Company the sum of $10,000.00 pursuant to a Promissory Note dated October 27, 2022 which bears interest at a rate of 12% per annum and which is due on April 27, 2023.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

On October 27, 2022, the Company issued the above note holder a Warrant to purchase 10,000 shares of common stock for a price of $1.50 per shares. This Warrant expires on the third anniversary date of its issuance.

On November 1, 2022, a holder of a Series 2 Senior Convertible Secured Promissory Note converted the original face amount of $100,000 plus accrued interest in the amount of $5,655 to 70,437 shares of common stock in the Company.

On November 1, 2022, a holder listed above that converted its Series 2 Senior Convertible Secured Promissory Note exercised a portion of its Warrant issued under the terms of the Promissory Note in the original face amount of $100,000 to purchase 16,667 shares of common stock in the Company for the sum of $25,000.

On November 9, 2022, the Company executed an Agreement with Boustead Securities for a Proposed Pre-IPO Financing, Initial Public Offering and Corporate Transactions.

On November 15, 2022, the Company sold 5,000 shares of stock to an additional investor pursuant to a Subscription Agreement dated November 8, 2022.

On November 17, 2022, the Company executed a Joint Venture Agreement with Hempacco Co., Inc. for the production, marketing and sales of Hemp Smokables that will use the Company’s patented and patent pending technologies. Pursuant to this Joint Venture Agreement, the Company and Hempacco Co., Inc. formed a new Nevada Corporation on November 7, 2022. In concert with the execution of said Joint Venture Agreement, the Company also entered into a Hemp Smokables Production Agreement, several License Agreements and several Series Promissory Notes.

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

Now United States Patent Numbers 10,737,198, 10,835,839 and 11,338,222 have been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies. In regards to the issuance of United States Patents Numbered 10,737,198, 10.835,839 and 11,338,222, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of Patents Numbered 10,737, 198, 10,835,839 and 11,338,222 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222.”

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and that its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it. The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198 and 10,835,839 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. The Company has received a second Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has recently responded to it. The Company has received a third Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has responded to it.

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

Agreement with Boustead Securities

On November 9, 2022, the Company executed an Agreement with Boustead Securities for a Proposed Pre-IPO Financing, Initial Public Offering and Corporate Transactions (The “Agreement”). The Agreement contemplates that Boustead Securities could act as the underwriter of a future public offering of the Company’s securities based on certain terms and conditions described in the Agreement. The Agreement describes, among other things, the success fees or compensation that the Company will be obligated to pay to Boustead Securities in the event that the Company engages in certain transactions described in the Agreement such as a private placement offering, a public offering, merger, acquisition, joint venture, license, etc., during the term of the agreement or during a tail period (12 months following termination of the Agreement) thereafter. The Agreement terminates upon the later of: (a) eighteen months from the date of the Agreement; (b) twelve months from the closing date of a public offering of the Company’s securities (if one is engaged in); or (c) the mutual agreement of the parties. The Agreement does not contain any obligation on the part of the Company to engage in any such transactions or for Boustead Securities to participate in any such transactions with the Company. In the Agreement, the Company grants to Boustead Securities an irrevocable right of first refusal for approximately two years following the termination of the Agreement to act as the sole investment banker, sole book-runner, sole financial advisor and/or sole placement agent, at Boustead’s sole discretion, for each transaction described in the Agreement. A copy of the agreement is attached to the Company’s Current Report on Form 8-K as Exhibit 10.1 filed on November 14, 2022.

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

Admiral Investment Banking Agreement

On December 28, 2020, the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement is for the period of one year and has certain renewal provisions. The Agreement provided for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provided for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provided for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral. The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares. The Company terminated the Agreement effective as of November 10, 2021, but the outstanding warrants are still in effect.

Vestech Securities. Inc. Finders Fee Agreement

On February 24, 2022, the Company entered into a non-exclusive Finders Fee Agreement (the “Agreement”) with Vestech Securities, Inc. (“Vestech”) under which Vestech will work to introduce parties to the Company who may be interested in purchasing common stock in the Company, providing capital financing and/or purchasing or licensing some, or all, of the Company’s Patented and Patent Pending technologies. The Agreement is for the period of six months and provides for a Finders Fee of 8% for capital raising transactions and a Finders Fee of 4% for Merger and Acquisitions transactions. This Agreement expired in August of 2022. A copy of this Agreement is attached hereto as Exhibit 10.17.

Joint Venture Hemp Cigarette Business; Related Agreements

On November 17, 2022, the Company’s wholly owned subsidiary, High Sierra Technologies, Inc. (“HSTI”), a Nevada corporation, executed a Joint Venture Agreement (“Joint Venture Agreement”) with Hempacco Co., Inc. (“Hempacco”), a Nevada corporation with its principal office located in San Diego, California, for the production, marketing and sales of Hemp Smokables that will use the Company’s patented and patent pending technologies as well as certain patented and patent pending technologies held by Hempacco. Pursuant to this Joint Venture Agreement, HSTI and Hempacco formed a new Nevada corporation known as Organipure, Inc. (“Organipure”) on November 7, 2022. HSTI and Hempacco each own one half of the equity interests of Organipure. HSTI appointed the Company’s two directors to serve as two of the directors of Organipure. Hempacco has also designated two persons to serve as two of the directors of Organipure. HSTI and Hempacco shall mutually agree on a fifth person to serve as a director of Organipure as soon as practicable following the date of the Joint Venture Agreement. The Joint Venture Agreement specifies the rights and responsibilities of HSTI and Hempacco. It is intended that the Joint Venture Agreement will continue indefinitely until Organipure is dissolved in accordance with the Joint Venture Agreement or applicable law.

In concert with the execution of said Joint Venture Agreement, Hempacco also entered into a Hemp Smokables Manufacturing Agreement with Organipure (“Manufacturing Agreement”) pursuant to which Hempacco will manufacture hemp smokables for Organipure as the worldwide manufacturer and supplier of hemp smokables for Organipure, subject to the terms and conditions of the Manufacturing Agreement. The hemp smokables will be manufactured according to product specifications and packaging described in the Manufacturing Agreement. It is intended that Organipure will sell the hemp smokables and be responsible for paying for all manufacturing expenses, shipping expense, sales expenses, and other related expenses. The Manufacturing Agreement has a term of ten years, and automatically renews for successive ten-year terms unless either party gives written notice of termination.

Also, in concert with the execution of said Joint Venture Agreement, HSTI entered into a Patent License Agreement with Organipure which granted to Organipure a non-exclusive license of HSTI’s patented and patent pending technologies to be used in connection with the hemp smokable products. The annual license fee shall be five percent (5.0%) of Organipure’s gross receipts of the use of the HSTI patents by Organipure. The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the Patent License Agreement. The license may be terminated earlier for certain reasons specified in the license such as: (a) termination of the Organipure joint venture; (b) Organipure’s failure to achieve annualized revenues of at least One Million Dollars per year within one year from the effective date of the agreement; or (c) failure of Organipure to increase its annualized revenues by at least thirty percent per year during the first five years of the agreement.

Similarly, Hempacco entered into a Patent License Agreement with Organipure which granted to Organipure a non-exclusive license of Hempacco’s patented technologies to be used in connection with the hemp smokable products. The annual license fee shall be five percent (5.0%) of Organipure’s gross receipts of the use of the Hempacco patents by Organipure. The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the Patent License Agreement. The license may be terminated earlier for certain reasons specified in the license such as: (a) termination of the Organipure joint venture; (b) Organipure’s failure to achieve annualized revenues of at least One Million Dollars per year within one year from the effective date of the agreement; or (c) failure of Organipure to increase its annualized revenues by at least thirty percent per year during the first five years of the agreement.

In order to assist in the financing of the Organipure joint venture, HSTI entered into a Series Promissory Note with Organipure which allows Organipure to borrow up to $500,000 from HSTI at an interest rate equal to the Short Term Applicable Federal Rate (currently 4.1% per annum), with principal and interest due and payable in three years on November 17, 2025. The Series Promissory Note is unsecured. The Company is seeking to raise additional capital so that HSTI will be able to fulfill its obligations under the Promissory Note.

Similarly, Hempacco entered into a Series Promissory Note with Organipure which allows Organipure to borrow up to $500,000 from Hempacco at an interest rate equal to the Short Term Applicable Federal Rate (currently 4.1% per annum), with principal and interest due and payable in three years on November 17, 2025. The Series Promissory Note is unsecured.

Copies of the Joint Venture Agreement, Manufacturing Agreement, two License Agreements and two Series Promissory Notes are attached to this Quarterly Report as Exhibits 10.20 through 10.25.

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

Results of Operations – Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2023.

General and administrative expenses were $24,446 for the three month period ended September 30, 2022, a decrease of $86,145 from the $110,590 of general and administrative expenses incurred during the three months ended September 30, 2021.  Most of the general and administrative expenses incurred in the earlier period were to pay for contract services and consultants. The Company did not have such expenses in the later period. We incurred depreciation of $10,429 in the three months ended September 30, 2022, which is an increase of $1,592 from the $8,837 of depreciation incurred in the three month period ended September 30, 2021.

We incurred interest expense of $17,132 in the three months ended September 30, 2022, an increase of $2,016 from the $15,116 of interest expense incurred in the three months ended September 30, 2021. This is due to the fact that the Company increased its borrowing from unrelated parties through issuing an additional $100,000 in its Notes Payable-Series 2 Senior Convertible Secured Promissory Notes in February 2022. We incurred interest expense-related party of $402 in the three months ended September 30, 2022, which is the same as the interest expense–related party of $402 incurred in the three months ended September 30, 2021.

We incurred a net loss of $52,408 during the three months ended September 30, 2022, a decrease of $82,537 from the $134,945 net loss incurred during the three months ended September 30, 2021.  The Company’s decrease in net loss in the current period is largely due to the decrease in general and administrative expenses in the current period partially offset by modest increases in interest expense and depreciation in the current period.

Results of Operations – Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2023.

General and administrative expenses were $139,277 for the nine month period ended September 30, 2022, a decrease of $71,119 from the $210,396 of general and administrative expenses incurred during the nine months ended September 30, 2021.  Most of the decrease in general and administrative expenses incurred in the later period were for decreases in contract services and consultants and for a decrease in the issuance of shares for services in the later period. We incurred depreciation of $28,103 in the nine months ended September 30, 2022, an increase of $1,591 from the $26,512 of depreciation incurred in the nine month period ended September 30, 2021.

We incurred interest expense of $49,808 in the nine months ended September 30, 2022, an increase of $6,564 from the $43,244 of interest expense incurred in the nine months ended September 30, 2021. This is due to the fact that the Company increased its borrowing from unrelated parties through issuing an additional $100,000 in its Notes Payable-Series 2 Senior Convertible Secured Promissory Notes in February 2022. We incurred interest expense-related party of $1,194 in the nine months ended September 30, 2022, a decrease of $555 from the interest expense–related party of $1,749 in the nine months ended September 30, 2021. This is due to the fact that the Company repaid $10,000 of its notes payable-related party during the second quarter of 2021.

We incurred a net loss of $218,382 during the nine months ended September 30, 2022, a decrease of $63,519 from the $281,901 net loss incurred during the nine months ended September 30, 2021. The Company’s decrease in net loss in the current period is largely due to the decrease in general and administrative expenses partially offset by modest increases in interest expense and depreciation in the later period.

Liquidity and Capital Resources

At September 30, 2022, we had total current assets of $3,561 consisting of $2,307 in cash and $1,254 in a deposit. We had $513,885 in total current liabilities as of September 30, 2022. Our total current liabilities consisted of notes payable-current maturities of $375,500, notes payable-related party of $13,306, accounts payable and accrued expenses of $116,518 and accounts payable and accrued expenses-related party of $8,561. We had property, plant and equipment, net of $105,677 as of September 30, 2022. We had long term liabilities consisting of convertible notes payable of $200,000 as of September 30, 2022. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the nine months ended September 30, 2022, we had an increase in accounts payable and accrued expenses of $28,018, an increase in accounts payable and accrued expenses-related party of $1,195, depreciation expense of $28,103 and a decrease in deposit of $1,457. When this is combined with our net loss of $218,382 for the nine months ended September 30, 2022, it results in net cash used in operating activities of $159,609.

During the nine months ended September 30, 2021, we had an increase in accounts payable and accrued expenses of $106,070, a decrease in accounts payable and accrued expenses – related party of $5,750, depreciation expense of $26,512 and issuance of common stock for services of $30,000. When this is combined with our net loss of $281,901 for the nine months ended September 30, 2021, it results in net cash used in operating activities of $125,069.

In the nine months ended September 30, 2022, we received proceeds from convertible notes payable of $100,000 and proceeds from the sale of common stock of $50,000 which resulted in net cash provided by financing activities of $150,000. During the same nine month period we paid $43,435 for property, plant and equipment in our investing activities.

In the nine months ended September 30, 2021, we received proceeds from the exercise of warrants of $100, proceeds from the sale of common stock of $90,000, proceeds from notes payable of $50,000 and we made a payment on notes payable – related party of $10,000 which resulted in net cash provided by financing activities of $130,100 in the same nine month period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine month period ended September 30, 2022.

Potential Impact of COVID-19

The Company is now less concerned that the COVID-19 virus may impact the Company’s ability to raise additional equity capital due to the uncertainty of the virus’ effects on the economy and capital markets, which may make potential investors less likely to invest during the pandemic. This may affect the Company’s ability to raise equity capital to meet its financial obligations, implement its business plan and continue as a going concern. This concern has eased significantly as vaccinations to protect against the virus have increased, and business has generally recovered from the effects of Covid-19 throughout the country.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2022, the Company sold a total of 34,334 shares of its common stock, at $1.50 per share, to one accredited investor for a total of $50,000. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

During the nine months ended September 30, 2022, the Company sold $100,000 of its Notes Payable, Series 2 Convertible Secured Promissory Notes. The Notes bear interest at 8.0% per annum. The Notes may be converted during their term to shares of the Company’s common stock at the price of the securities currently offered in the offering, or $1.50 per share. The Notes were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The Notes bear a restricted legend, and the persons acquiring the shares represented that they acquired the Notes with investment intent.

On October 25, 2022, the Company sold 20,000 shares of its common stock to an individual accredited investor at $1.00 per share for a total of $20,000, and on October 27, 2022, the Company sold 10,000 shares of its common stock to an individual accredited investor at $1.00 per share for $10,000. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

On October 27, 2022, an individual loaned the Company the sum of $10,000.00 pursuant to a Promissory Note dated October 27, 2022 which bears interest at a rate of 12% per annum and which is due on April 27, 2023. A copy of the Promissory Note is attached hereto as Exhibit 10.19. On October 27, 2022, the Company issued the above note holder a Warrant to purchase 10,000 shares of common stock for a price of $1.50 per shares. This Warrant expires on the third anniversary date of its issuance. These securities were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

On November 1, 2022, a holder of one of the Company’s Series 2 Senior Convertible Secured Promissory Note converted the original face amount of $100,000 plus accrued interest in the amount of $5,655 to 70,437 shares of the Company’s common stock. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificate representing the shares bears a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

On November 1, 2022, the holder listed above that converted the Series 2 Senior Convertible Secured Promissory Note exercised a portion of its Warrant issued under the terms of the Promissory Note in the original face amount of $100,000 to purchase 16,667 shares of common stock in the Company for the sum of $25,000. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

On November 15, 2022, the Company sold 5,000 shares of its common stock to an individual accredited investor at $1.00 per share for a total of $5,000. The shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificate representing the shares bears a restricted legend, and the person acquiring the shares represented that the shares were acquired with investment intent.

For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed since December 31, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No. Identification of Exhibit

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9******	Fourth Amendment to Promissory Note with Biored, N.V. dated July 29, 2022
10.10******	Second Amendment to Promissory Note with Kenny L. DeMeirleir dated August 5, 2022
10.11****	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
10.12******	Eleventh Amendment to Promissory Note with Larry Mamey dated June 5, 2022
10.13******	Third Amendment to Promissory Note with Michael Vardakis dated July 13, 2021
10.14*****	Second Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.15******	Third Amendment to Promissory Note with Michael Vardakis dated July 13, 2021
10.16*****	First Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2022
10.17******	Finders Fee Agreement between the Company and Vestech Securities, Inc. dated February 24, 2022
10.18*******	Agreement with Boustead Securities dated November 8, 2022
10.19	Promissory Note with John Cathcart dated October 27, 2022
10.20	Joint Venture Agreement with Hempacco Co., Inc. dated November 17, 2022
10.21	Hemp Smokables Production Agreement with Hempacco Co., Inc. dated November 17, 2022
10.22	License Agreement between the Company and Organipure dated November 17, 2022
10.23	License Agreement between Hempacco Co., Inc. and Organipure dated November 17, 2022
10.24	Series Promissory Note for $500,000 between the Company and Organipure dated November 17, 2022
10.25	Series Promissory Note for $500,000 between Hempacco Co., Inc. and Organipure dated November 17, 2022
14*	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Vincent C. Lombardi, Chief Executive Officer, President and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Vincent C. Lombardi, Chief Executive Officer, President and Director; and Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director.
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

****** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the Securities and Exchange Commission on August 15, 2022.

*******Incorporated by Reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	November 18, 2022	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	November 18, 2022	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director