Form 10-K
period 2022-12-31
High Sierra Technologies, Inc.
filed 2023-04-17
CIK 1365388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to

Commission File Number: 000-52036

HIGH SIERRA TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its Charter)

Colorado	84-1344320
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1495 Ridgeview Drive, Suite 230A Reno, NV 89519	89519
(Address of Principal Executive Offices)	(Zip Code)

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
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

The market value of the voting and non-voting common stock held by non-affiliates at such date (June 30, 2022) was $5,146,212, based on 9,356,749 shares then held by non-affiliates, and a closing bid price of $0.55 per share on June 30, 2022. All of the Company’s outstanding shares are voting shares.

Outstanding Shares

As of April 14, 2023 the Registrant had 20,616,749 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTES

Except as otherwise indicated by context, references to the “Company,” “we,” “our,” “us,” “Gulf & Orient” and words of similar import refer to “High Sierra Technologies, Inc.,” a Colorado corporation (formerly known as Gulf & Orient Steamship Company, Ltd.), which is the Registrant, its wholly-owned subsidiaries, High Sierra Technologies, Inc., a Nevada corporation, and Gulf Acquisition, Inc., a Nevada corporation (“Gulf Acquisition”), which was formed as an acquisition subsidiary and the 50% interest of High Sierra Technologies, Inc., a Nevada corporation in the Joint Venture with Hempacco Co, Inc. in Organipure, Inc., a Nevada corporation.

CAUTIONARY STATEMENTS

There has been no established trading market in our common stock for many years. Additionally, many of the approximately 9,356,749 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary became saleable under Rule 144 in January 2020, and may now be sold into any trading market that may develop for our shares. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to raise capital;
●	our ability to identify suitable acquisition targets;
●	our ability to successfully execute acquisitions on favorable terms;
●	declines in general economic conditions in the markets where we may compete;
●	unknown environmental liabilities associated with any companies we may acquire; and
●	significant competition in the markets where we may operate.

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

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.235 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•	Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

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

On March 25, 2019 a Special Meeting of the Company’s Stockholders was held at which the stockholders voted to change the Company’s name to High Sierra Technologies, Inc. and to approve certain other changes in the Company’s Articles of Incorporation which are described in the Company’s Definitive Proxy Statement. These changes became effective on April 1, 2019.

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

The current Intellectual Property portfolio consists of all of the rights, title and interest that Dr. Lombardi had in certain two Provisional Patent Applications (collectively, the “Applications”).  Assignments of both of these applications, which assign their ownership to High Sierra, have been filed with the United States Patent & Trademark Office. The Applications have since been incorporated into and converted into two all-encompassing Utility Patent Applications which have been filed with numerous governmental agencies in the United States, Canada and multiple other countries in Europe as is discussed below (collectively the “Utility Patent Application”). As of the date hereof, there have been three United States Patents issued based on the Utility Patent Application as is also discussed below. As of the date hereof, the Company also has three ongoing Utility Patent Applications in the United States, Europe and Canada.

The Intellectual Property

High Sierra originally owned two Provisional Patent Applications which it acquired from Dr. Lombardi by way of assignments.  The first Application, which was converted into a Utility Patent Application which subsequently became an issued United States Patent (United States Patent Number 10,737,198), describes a new and novel cannabis product that is produced by removing or significantly reducing the naturally occurring complement of volatile organic molecules from cannabis, which primarily consist of terpenes, and are collectively known as the essential oils.  This new and novel cannabis product embodies any product produced from any of the flowering plants of the genus Cannabis, using any convenient method for removing or significantly reducing the naturally occurring complement of essential oils, and, which at the same time, generally preserves the naturally occurring complement of cannabinoids in a product that retains the naturally occurring physical structure of cannabis plant material that is normally consumed by way of smoking (combustion and subsequent inhalation) and also leaves the modified harvested cannabis plant material undamaged and still in a condition that it can be smoked in the same manner as before it was modified by the process and/or processes described herein. As used herein, the term “cannabis” includes industrial hemp which is defined as the plant Cannabis sativa L. having a Δ9-tetrahydrocannabinol (THC) concentration of not more than 0.3 percent on a dry weight basis (“Hemp”).

The second Application, which was converted into a Utility Patent Application which subsequently became an issued United States Patent (United States Patent Number 10,835,839), describes a new and novel cannabis product that is produced by further modifying a cannabis product based on the first Application containing cannabis plant material that has been previously modified by removing or significantly reducing the naturally occurring complement of volatile organic molecules, which primarily consist of terpenes, and are collectively known as the essential oils, so as to create a low, or no, odor and reduced flavor form of cannabis product. The previously modified cannabis product is then subjected to additional modification, or modifications, consisting of the addition of volatile organic molecules, either naturally occurring or synthetically produced, including, but not limited to, essential oils, flavorings or terpenes and terpenoids so as to cause it to have new and unique odors and flavors.

By using the techniques and processes covered by the two Applications and the resulting patents, High Sierra can create a low, or no, odor and reduced flavor form of cannabis, which can be used in that state or modified to have new and unique odors and flavors.

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

Now United States Patents Numbers 10,737,198, 10,835,839 and 11,338,222 have been formally issued, the Company intends to begin actively marketing and licensing its patented technologies in both the cannabis and hemp market spaces as well as pursuing its own uses of its patented technologies in relation to various end user products that can benefit from its patented technologies. In regards to the issuance of United States Patents Numbered 10,737,198, 10.835,839 and 11,338,222, Vincent C. Lombardi, President and Chief Executive Officer of the Company, has stated that “we believe the effect of the issuance of Patents Numbered 10,737,198, 10,835,839 and 11,338,222 is that it will allow the Company to be able to effectively control the marketplace for low, or no, odor cannabis and hemp products in the United States which will allow the Company to start generating licensing revenue from the technology disclosed in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222.”

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it. The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222 as well as the Continuation in Part Application Number 17/726,860 filed on April 22, 2022. The Company has received a Second Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has recently responded to it.

The Company’s outside Patent Counsel, Oliff PLC has completed the Application to the European Patent Office (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS. It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222 as well as the Continuation in Part Application Number 17/726,860 filed on April 22, 2022. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total of 44 different countries in Europe and the surrounding areas as well as Hong Kong. The Company has received a First Office Action to its European Patent Office Application Number 19743904.5. The Company and its attorneys at Oliff PLC and Astrum Element One Limited in the United Kingdom have responded to it.

On February 8, 2022, the United States Patent and Trademark Office issued a Notice of Allowance for the Company’s Continuation Application No. 17/098,539 which was filed on November 16, 2020. Once the filing fee is paid, the Letters Patent will issue and the Company will then have a third United States Patent. On May 24, 2022, the Company was issued United States Patent No. 11,338,222 based on this Notice.

The Company has prepared and filed a Continuation in Part Application for Continuation Application No. 17/098,539 which should result in the Company receiving a fourth United States Patent in due time.

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

Admiral Investment Banking Agreement

On December 28, 2020 the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement was for the period of one year and had certain renewal provisions. The Agreement provided for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provided for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provided for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral. The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares. The Company gave notice to Admiral on October 8, 2021 that the Company was terminating the Agreement effective as of November 10, 2021, but the outstanding warrants are still in effect, of which the warrant for 10,000 shares has been exercised. The warrant for 40,000 shares has not been exercised as of the date hereof.

Hemp Cigarette Business

High Sierra has identified a growing market place for hemp cigarettes especially those that can benefit from High Sierra’s patented and patent pending technologies. It is the intention of High Sierra to enter into this market place as soon as possible after it receives sufficient funding from its Private Placement Offerings. To that effect, the Company is now negotiating with one of the largest hemp cigarette manufacturers in the country to enter into a joint venture to produce and market a new brand of low odor hemp cigarettes. The negotiations resulted in the execution of a non-binding Letter of Intent dated February 18, 2022, by the parties to enter into a Joint Venture to manufacture, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using its Patented and Patent Pending Technologies. The Company can offer no assurance that it will successfully raise the funds needed to enter into this market place.

On November 17, 2022, the Company’s wholly-owned subsidiary, High Sierra executed a Joint Venture Agreement (the “Joint Venture Agreement”) with Hempacco Co., Inc. (“Hempacco”) for the production, marketing, and sales of hemp smokables that will use the Company’s patented and patent-pending technologies, as well as certain patented and patent-pending technologies held by Hempacco. Pursuant to this Joint Venture Agreement, High Sierra and Hempacco formed a new Nevada corporation known as Organipure, Inc (“Organipure”). High SIerra and Hempacco each own one-half of the equity interests in Organipure.

In connection with the execution of the Joint Venture Agreement, Hempacco also entered a Hemp Smokables Manufacturing Agreement with Organipure (the “Manufacturing Agreement”), pursuant to which Hempacco will act as Organipure’s exclusive worldwide manufacturer and supplier of hemp smokables, subject to the terms and conditions of the Manufacturing Agreement.  The hemp smokables will be manufactured according to product specifications and packaging described in the Manufacturing Agreement.

Also, in connection with the execution of the Joint Venture Agreement, High Sierra entered into a Patent License Agreement with Organipure (the “HSTI Patent License Agreement”), which granted Organipure a non-exclusive license of High Sierra’s patented and patent-pending technologies to be used in connection with the hemp smokable products to be produced, marketed, and sold by Organipure.  The annual license fee will be 5% of Organipure’s gross receipts from the use of the High Sierra patents by Organipure.  The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the HSTI Patent License Agreement.

Similarly, Hempacco entered into a Patent License Agreement with Organipure (the “Hempacco Patent License Agreement”) which granted to Organipure a non-exclusive license of Hempacco’s patented and patent pending technologies to be used in connection with the hemp smokable products.  The annual license fee will be 5% of Organipure’s gross receipts from the use of the Hempacco patents by Organipure.  The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the Hempacco Patent License Agreement.

Hempacco is an industry leader in the hemp smokables market space.  Hempacco’s state-of-the-art production facility provides it with superior production capabilities that allow it to be able to currently produce over 30 million hemp cigarettes per month with the ability to quickly expand its production capabilities with very short notice.

This is the first use of the patent technology developed by the Company’s wholly owned subsidiary.

The Company is currently looking for other opportunities in the hemp/CBD market and has signed certain Letters of Intent and verbal agreements that it is seeking to concurrently fund and close.

General Information Concerning Cannabis and Hemp and Related Regulatory Laws

Currently, cannabis is consumed in three forms. The dried plant material that is smoked, extracts of cannabis that are smoked using devices such as e-cigarettes, and cannabis consumables. Hemp based products may also be consumed by these same three methods as well as being used as a topical application to the skin. High Sierra’s Intellectual Property is currently specific for dried cannabis plant material, including hemp, which is intended to be consumed by smoking which we believe to be the largest segment of the cannabis related market.

Recreational cannabis is now currently legal in 21 states and the District of Columbia and medicinal cannabis is legal in 37 states, the District of Columbia, Guam and Puerto Rico. Thirteen states and the U.S. Virgin Islands have passed laws decriminalizing cannabis in some form. In addition, Canada has legalized both medicinal and recreational cannabis in all provinces as of October 17, 2018. Hemp, which is defined as cannabis, with a tetrahydrocannabinol (THC) content of less than 0.3%, has long been legalized in Canada. It should be noted that cannabis continues to be illegal at the Federal level in the United States. It should be further noted that, with the President’s signature on the Hemp Farming Act of 2018 that was passed overwhelmingly by Congress, the non-psychoactive components of cannabis, such as cannabidiol will become legal in all states and will cease to be controlled substances that come under the authority of the Food and Drug Administration.

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

Market Place Overview

According to a report by the Brightfield Group, the global cannabis market is currently estimated to be worth $7.7 billion and will likely experience a compound annual growth rate of 60 percent as other countries liberalize their marijuana laws. It should also be noted that Wall Street analysts have projected that the change in the laws related to cannabis in Canada could create as much as $5 billion in additional sales. The international market for cannabis is projected to hit $51.1 billion by 2025 according to New Frontier Data. In addition, New Frontier Data has estimated that North American cannabis sales could reach $35.6 billion in 2023 and $41.5 billion by 2025.

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

It should be noted that none of these statistics or projections include products based on the non-psychoactive components of cannabis, such as hemp and/or cannabidiol. These are markets that Statista has estimated will grow from $108 million in 2014 to $1.8 billion in 2023 and growing to $16.2 billion by 2033. High Sierra believes that its opportunities will be increased with its proposed entrance into the non-psychoactive components of cannabis, such as hemp and/or cannabidiol marketplaces.

Potential Acquisitions

On December 28, 2021, the Company executed a non-binding Letter of Intent to acquire an Oregon Corporation specializing in hemp-related products in a Share Exchange Transaction pursuant to 26 U.S.C. §368. This Letter of Intent was subsequently amended on January 22, 2022 and on July 18, 2022. As of the date hereof, this transaction has not been completed. The Company is also in verbal discussions to acquire two other Oregon based companies and a piece of commercial property that is developed for farming and has numerous commercial buildings located on it. The property combines 34,000 square feet of vertically integrated industrial and commercial hemp production, processing, and manufacturing facilities. The agriculture component of the property is 30 acres of spring-fed exclusive farm use land.

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

Employees

As of the date of this Report, we have only four part-time employees who are our officers Vincent C. Lombardi, Gregg W. Koechlein, Jeffrey M. Pogol and Glenn C. Miller, and no full time employees. Mr. Lombardi, Mr. Koechlein and Mr. Pogol each devote approximately sixteen (16) hours per week to the business of the Company, and Mr. Miller devotes approximately eight (8) hours per week to the business of the Company. They may be compensated for their part time services on an as needed basis. For example, on February 26, 2021, we issued 10,000 shares of our restricted common stock to Jeffrey M. Pogol and 10,000 shares of our restricted common stock to another service provider for services rendered valued in the amount of $2,000 each. During the year ended December 31, 2021, Gregg W. Koechlein was paid $12,500 for services. During the year ended December 31, 2022, Gregg W. Koechlein was paid $15,000 for services. We have no written employment agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012(the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.235 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the completion of this primary offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act.

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;
●	reduced disclosure about our executive compensation arrangements;
●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Smaller Reporting Company

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company has two places of business. The corporate office is located at 1495 Ridgeview Drive, Suite 230A, Reno, Nevada 89519.  At this time the Company is occupying this space at no charge for rent or utilities. The Company is also leasing a research and development and warehousing facility located at 229 East 5th Street in Reno, Nevada 89512.

On November 9, 2021, the Company entered into a Lease Agreement with 3 Squirrels, LLC to rent approximately 1,475 square feet of commercial space which the Company plans to use for research and development purposes. Due to the inability of the Landlord to deliver the Premises as called for in the Lease Agreement on time, a First Amendment to that Lease was signed on January 30, 2022 which changed some terms in the original Lease. The Lease is now for a period of one (1) year commencing February 1, 2022, and contains independent options for two (2) additional periods of one (1) year each. The initial monthly rent was $1,253.75 plus $203.50 in estimated CAM charges. On February 1, 2023, the Company executed a Second Amendment to that Lease that extended the term to January 31, 2024 at a monthly rent of $1,291.36 plus $203.50 in estimated CAM charges. A copy of the Lease Agreement was attached to our Quarterly Report for the period ended September 30, 2021 as Exhibit 10.15, a copy of the First Lease Amendment was attached to the 2021 Annual Report as Exhibit 10.16 and a copy of the Second Amendment is attached to this Annual Report as Exhibit 10.17.

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

There has been no established trading market in our common stock for many years. Additionally, many of the approximately 9,356,749 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary have now become saleable at various times under Rule 144, and may now be sold into any trading market that may develop for our shares. These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2021 and 2022. These bid prices were obtained from OTC Markets, Inc. and/or OTCQB. The Company became listed on the OTCQB Exchange on December 6, 2021. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2021 through March 31, 2021	$4.90	$4.57
April 1, 2021 through June 30, 2021	$4.57	$3.50
July 1, 2021 through September 30, 2021	$3.50	$3.50
October 1, 2021 through December 31, 2021	$3.50	$2.75

January 1, 2022 through March 31, 2022	$3.50	$1.50
April 1, 2022 through June 30, 2022	$1.76	$0.51
July 1, 2022 through September 30, 2022	$1.11	$0.55
October 1, 2022 through December 31, 2022	$1.10	$1.10

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

  Current public information,
  Volume limitations,
  Manner of sale requirements for equity securities, and
  Filing of Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

  Current public information,
  Volume limitations,
  Manner of sale requirements for equity securities, and
  Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

Rule 144 is generally unavailable for the resale of shares of stock of publicly reporting shell companies. After such a company ceases to be a shell company, then Rule 144 may become available for the resale of its outstanding shares beginning 12 months after it files “Form 10 information” with the SEC. We believe that we are no longer a shell company following the closing of our acquisition of our High Sierra subsidiary, and that Rule 144 became available one (1) year following the filing of our Current Report on Form 8-K which was filed on January 2, 2019. We believe that many of the approximately 9,356,749 shares issued to non-affiliates in the acquisition of our wholly-owned subsidiary became saleable under Rule 144 in January 2020, and may now be sold into any trading market that may develop for our shares.

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

Holders

We currently have approximately 75 stockholders, not including an indeterminate number who may hold shares in “street name”.

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

3.	During the three months ended December 31, 2021, the Company issued an aggregate of 75,000 shares of its restricted common stock to five persons at a price of $1.50 per share. A total of 35,000 of these shares were issued to satisfy $52,500 of the Company’s accounts payable. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

4.	On February 10, 2022, the Company issued 33,334 shares of restricted common stock priced at $1.50 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

5.	On February 16, 2022, the Company sold $100,000 of Notes pursuant to its Secured Note Private Placement Memorandum dated October 1, 2020. The Notes were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

6.	On October 25, 2022, the Company issued 20,000 shares of restricted common stock priced at $1.00 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

7.	On October 27, 2022, the Company issued 10,000 shares of restricted common stock priced at $1.00 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

8.	On November 1, 2022, an investor converted $100,000 of their Secured Convertible Note and related accrued interest in the amount of $5,655 into 70,437 shares of common stock of the Company. The individual also exercised 16,667 warrants from their Secured Convertible Note and purchased 16,667 shares of common stock for $25,000.

9.	On November 16, 2022, the Company issued 5,000 shares of restricted common stock priced at $1.00 per share. The shares were sold in reliance on the exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares bear a restricted legend, and the persons acquiring the shares represented that they acquired the shares with investment intent.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2022, from the sale of registered securities.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where marijuana and/or hemp has been legalized both for medicinal and/or recreational use, and in the Canadian provinces; (ii) seek to raise additional equity funding so that the Company may pursue the construction and operation of a facility to produce and market hemp cigarettes to be located in Northern Nevada; and (iii) complete the transactions which are the subjects of the two letters of intent signed by the Company which include acquiring an Oregon company which specializes in hemp-related products and operating the joint venture with Hempacco Co, Inc. to produce, market and distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using the Company’s Patented and Patent Pending Technologies. During the next 12 months, our cash requirements include expenses to market our technology; expenses to construct and operate a facility to produce and market hemp cigarettes to be located in either San Diego, California or Northern Nevada; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate a facility to produce and market hemp cigarettes. We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $24,116 consisting of $12,258 in cash, $1,457 of prepaid rent and $10,401 in deposits. We had $611,785 in total liabilities as of December 31, 2022.  Our total current liabilities of $561,785 consisted of current portion of notes payable $385,500, notes payable-related party of $13,306, convertible note payable of $33,239 net of debt discount from warrants, accounts payable and accrued expenses of $120,777 and accounts payable and accrued expenses-Related party of $8,963. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The Company also has $77,386 in property, plant and equipment, net, and $50,000 in long-term liabilities which are in convertible notes payable.

For a description of the various loans that the Company received during the year ended December 31, 2022, and subsequent to December 31, 2022, see footnotes 5, 6 and 10 to the Company’s financial statements included herein. The Company intends to repay these loans from selling the Company’s hemp farming equipment and from raising additional capital. The Company can offer no assurance that it will be successful in its efforts to raise additional capital.

See the Exhibit Index below for copies of the various promissory notes and/or amendments. The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

Results of Operations

Year Ended December 31, 2022 Compared To Year Ended December 31, 2021

We had no revenues during the year ended December 31, 2022.  We hope to start earning revenues during the present fiscal year ending December 31, 2023.

We incurred general and administrative expenses of $181,971 for the year ended December 31, 2022, a decrease of $38,605 from the $220,576 of general and administrative expenses incurred during the year ended December 31, 2021.   We incurred depreciation of $56,393 in the year ended December 31, 2022 which is an increase of $21,043 over the $35,350 incurred in the year ended December 31, 2021.

We incurred interest expense of $66,473 in the year ended December 31, 2022, an increase of $8,114 from the $58,359 of interest expense incurred in the year ended December 31, 2021. The increase is due to the increase in aggregate principal balance of the Convertible notes payable in the later period from increased borrowings, and increases in interest rates in some of the Notes Payable in the later period. We also incurred interest expense - related party of $1,597 in the year ended December 31, 2022, a decrease of $555 from the $2,152 of interest expense - related party incurred in the year ended December 31, 2021. The decrease is due to the Company’s repayment of $10,000 of principal balance of the Notes Payable-Related Party in a prior period. We incurred an expense of $17,518 due to the amortization of debt discount in the year ended December 31, 2022 which was an increase of $17,518 over the year ended December 31, 2021.

We incurred a net loss of $323,952, or approximately $0.01 per share, in the year ended December 31, 2022, which is $10,003 less than the net loss of $316,437 incurred in the year ended December 31, 2021.  The increase in the net loss incurred in the later period is largely attributable to the amortization of debt discount incurred in the later period.

Capital Resources

The cash flows from operating activities during the year ended December 31, 2022 consisted of the following: The net loss of $323,952 partially offset by $56,393 in depreciation, $17,518 in amortization of debt, a $37,932 increase in accounts payable and accrued expenses, and an increase of $1,597 in accounts payable and accrued expenses – Related party, and a $9,147 increase in deposits, resulting in net cash used in operating activities of $219,659.

The cash flows from operating activities during the prior year ended December 31, 2021 consisted of the following: The net loss of $316,437 partially offset by $35,350 in depreciation, a decrease of $5,348 accounts payable and accrued expenses – Related Party, an increase of $30,127 in accounts payable and accrued expenses and an increase of $1,254 in deposits, resulting in net cash used in operating activities of $176,519.

The cash flows from financing activities during the year ended December 31, 2022 consisted of the following: We received proceeds from exercise of warrants of $25,000, proceeds from the sale of common stock of $85,000, proceeds from convertible notes payable of $100,000, and proceeds from notes payable in the amount of $10,000 resulting in net cash provided by financing activities of $220,000.

The cash flows from financing activities during the year ended December 31, 2021 consisted of the following: We received cash proceeds from the sale of common stock of $150,000, proceeds from notes payable of $50,000, proceeds from convertible notes payable of $50,000, proceeds from exercise of warrants of $100 and the repayment of notes payable - related party of $10,000 resulting in net cash provided by financing activities of $190,100.

The Company invested $43,435 in furniture, fixtures and equipment for its facility located at 229 E, 5th street in Reno, Nevada during the year ended December 31, 2022. The Company does not expect to have any further investments for this property in the future. There was no such investment in the year ended December 31, 2021.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the year ended December 31, 2022.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and December 31, 2021

HIGH SIERRA TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID# 5854)

To the Board of Directors and

Stockholders of High Sierra Technologies, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of High Sierra Technologies, Inc (the Company) as of December 31, 2022, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended December 31, 2022, the Company incurred a net loss, and on December 31, 2022, had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes and Warrants

We assessed the carrying value and allocation of the convertible notes and related warrants as a critical audit matter. As discussed in notes 5 and 8 to the consolidated financial statements, the Company had convertible debt instruments which included warrants and separate accounting. As of December 31, 2022, the Company’s convertible notes and warrant issuance cost balance were $100,000 and $18,786, respectively which these amounts were material to the financial statements as a whole, and the account requires challenging, subjective, and complex judgment and assumptions in order to properly value and allocate such value to the convertible notes and the fair value of the warrants; additionally, the finding appropriate comparable market data and inputs for the valuation models employed can be challenging; selection of the appropriate model to measure the fair value of the embedded derivatives requires a great deal of judgment; the Company’s management employed Black-Scholes option pricing model to measure the fair value of the warrants; these circumstances give rise to complex judgment in determining the management’s estimate of the balance is reasonable and not materially misstated.

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the fair value of the warrants.
●	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
●	We evaluated the value of these debt instruments by sending confirmation and vouching the related agreement
●	We reviewed and tested the significant assumption and recalculated related underlying data used in the valuation model used by the management to verify the reasonableness of valuation models used.
●	We performed research to determine that the model was appropriate to the facts and circumstances.

The accounts relevant to this critical audit matter include the gross value of the notes, the related debt discount amortization account, and amortization of debt discount, and the gross value of the warrant issuance cost, and the related disclosures in the accompanying notes 5 and 8 to the consolidated financial statements.

/s/ TAAD LLP

We have served as the Company’s auditor since 2023.

Diamond Bar, California
April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID# 6117)

To the Board of Directors and Stockholders

High Sierra Technologies, Inc.

Reno, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of High Sierra Technologies, Inc. (the Company) as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 21, 2022

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31,
	2022	2021

ASSETS

Current Assets
Cash	$12,258	$ 55,351
Prepaid rent	1,457	1,457
Deposits	10,401	1,254

Total Current Assets	24,116	58,062

Property, Plant and Equipment, net	77,386	90,345

Total Assets	$101,502	$ 148,407

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$ 385,500	$ 375,500
Notes payable-Related party	13,306	13,306
Convertible Notes Payable, net of debt discount	33,239	-
Accounts payable and accrued expenses	120,777	88,500
Accounts payable and accrued expenses-Related party	8,963	7,366

Total Current Liabilities	561,785	484,672

Long Term Liabilities
Convertible notes payable	50,000	100,000

Total Liabilities	611,785	584,672

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized;
20,616,749 and 20,461,311 shares issued and outstanding at
December 31, 2022 and 2021, respectively	954,383	704,449
Accumulated (Deficit)	(1,464,666)	(1,140,714)
Total Stockholders' (Deficit)	(510,283)	(436,265)

Total Liabilities and Stockholders' (Deficit)	$ 101,502	$ 148,407

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2022 and 2021

	Years Ended
	December 31,
	2022	2021

Revenues	$ -	$ -

Operating Expenses
Depreciation	56,393	35,350
General and administrative	181,971	220,576

Total operating expenses	238,364	255,926

(Loss) from operations	(238,364)	(255,926)

Other (expense)
Amortization of debt discount	(17,518)	-
Interest (expense)	(66,473)	(58,359)
Interest (expense)-Related party	(1,597)	(2,152)

Total other (expense)	(85,588)	(60,511)

(Loss) before income taxes	(323,952)	(316,437)
Income taxes	-	-

Net (loss)	$ (323,952)	$ (316,437)

(Loss) per share-Basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding-
Basic and diluted	20,512,033	20,369,497

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' (Deficit)

For the Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)
Balance-January 1, 2021	-	$ -	20,296,309	$ 471,849	$ (824,277)	$ (352,428)

Common stock issued for services	-	-	55,000	82,500	-	82,500

Proceeds from exercise of warrants	-	-	10,000	100	-	100

Proceeds from the sale of common stock	-	-	100,002	150,000	-	150,000

Net (loss) for the year ended December 31, 2021	-	-	-	-	(316,437)	(316,437)

Balance-December 31, 2021	-	$ -	20,461,311	$ 704,449	$(1,140,714)	$ (436,265)

Proceeds from the sale of common stock	-	-	68,334	85,000	-	85,000

Conversion of payable to common stock	-	-	70,437	105,655	-	105,655

Proceeds from exercise of warrants	-	-	16,667	40,493	-	40,493

Warrant issuance costs	-	-	-	18,786	-	18,786

Net (loss) for the year ended December 31, 2022	-	-	-	-	(323,952)	(323,952)
Balance-December 31, 2022	-	$ -	20,616,749	$ 954,383	(1,464,666)	(510,283)

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(323,952)	$ (316,437)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	56,393	35,350
Amortization of debt discount	17,518	-
Issuance of common stock for services	-	82,500
Changes in assets and liabilities:
Increase in prepaid rent	-	(1,457)
(Increase) in deposits	(9,147)	(1,254)
Increase (decrease) in accounts payable and accrued expenses	37,932	30,127
(Decrease) increase in accounts payable and accrued expenses- Related party	1,597	(5,348)
Net cash (used) in operating activities	(219,659)	(176,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(43,435)	-
Net cash (used) in investing activities	(43,435)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	25,000	100
Proceeds from sale of common stock	85,000	150,000
Proceeds from notes payable	10,000	50,000
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable-Related party	-	-
Payments on notes payable-Related party	-	(10,000)
Net cash provided by financing activities	220,000	190,100

Net increase in cash	(43,093)	13,581

CASH AT BEGINNING PERIOD	55,351	41,770

CASH AT END OF PERIOD	$ 12,258	$ 55,351

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 21,771	$ 25,270
Cash paid for income taxes	$ -	$ -
Conversion of debt and accrued interest to common stock	$ 105,655	$ -
Issuance of common stock for services	$ -	$ 82,500

The accompanying footnotes are an integral part of these consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

On November 17, 2022, the Company’s wholly-owned subsidiary, High Sierra Technologies, Inc., a Nevada corporation, executed a Joint Venture Agreement (the “Joint Venture Agreement”) with Hempacco Co., Inc. (“Hempacco”) for the production, marketing, and sales of hemp smokables that will use the Company’s patented and patent-pending technologies, as well as certain patented and patent-pending technologies held by Hempacco. Pursuant to this Joint Venture Agreement, High Sierra and Hempacco formed a new Nevada corporation known as Organipure, Inc (“Organipure”). High Sierra and Hempacco each own one-half of the equity interests in Organipure.

In connection with the execution of the Joint Venture Agreement, Hempacco also entered a Hemp Smokables Manufacturing Agreement with Organipure (the “Manufacturing Agreement”), pursuant to which Hempacco will act as Organipure’s exclusive worldwide manufacturer and supplier of hemp smokables, subject to the terms and conditions of the Manufacturing Agreement.  The hemp smokables will be manufactured according to product specifications and packaging described in the Manufacturing Agreement.

Also, in connection with the execution of the Joint Venture Agreement, High Sierra entered into a Patent License Agreement with Organipure (the “HSTI Patent License Agreement”), which granted Organipure a non-exclusive license of High Sierra’s patented and patent-pending technologies to be used in connection with the hemp smokable products to be produced, marketed, and sold by Organipure.  The annual license fee will be 5% of Organipure’s gross receipts from the use of the High Sierra patents by Organipure.  The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the HSTI Patent License Agreement.

Similarly, Hempacco entered into a Patent License Agreement with Organipure (the “Hempacco Patent License Agreement”) which granted to Organipure a non-exclusive license of Hempacco’s patented and patent pending technologies to be used in connection with the hemp smokable products.  The annual license fee will be 5% of

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Organipure’s gross receipts from the use of the Hempacco patents by Organipure.  The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the Hempacco Patent License Agreement.

Hempacco is an industry leader in the hemp smokables market space.  Hempacco’s state-of-the-art production facility provides it with superior production capabilities that allow it to be able to currently produce over 30 million hemp cigarettes per month with the ability to quickly expand its production capabilities with very short notice.

This is the first use of the patent technology developed by the Company’s wholly owned subsidiary.

The Company is currently looking for other opportunities in the hemp/CBD market and has signed certain Letters of Intent it is seeking to concurrently fund and close.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation. The Company’s subsidiaries are High Sierra Technologies, Inc., a Nevada Corporation, Gulf Acquisition, Inc., a Nevada Corporation and the 50% interest in Organipure, Inc., a Nevada Corporation. The Company controls 50% of the Board of Directors of Organipure, Inc.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Long-lived Assets

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is one to five years.

Where an impairment of a property’s value is determined to be other than temporary, impairment for the estimated potential loss is recorded to adjust the property to its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of December 31, 2022 and 2021.

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at December 31, 2022, and recorded no impairment losses during the years ended December 31, 2022 and 2021. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2022 and 2021 were $0.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of December 31, 2022, the Company had a total of 99,999 (66,666 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding. the Company had a total of 106,666 (40,000 from outstanding warrants and 66,666 from convertible notes payable) potentially dilutive shares outstanding.

Recent Accounting Pronouncements

On December 31, 2022, the Company adopted ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements. The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

NOTE 3 – Offering Costs

The Company has incurred Offering Costs for a planned public offering of common stock in 2022 including legal, audit, tax and other professional fees. These costs will either be offset against the proceeds of the offering or written off if the offering is unsuccessful.

NOTE 4 – Property and Equipment

At December 31, 2022 and 2021, property and equipment consisted of the following:

	Useful Lives	December 31, 2022	December 31, 2021

Equipment	5	$ 176,750	$ 176,750
Furniture and lab equipment	5	25,989	-
Leasehold improvements	1	17,445	-
Less: accumulated depreciation		(142,798)	(86,405)
		$ 77,386	$ 90,345

Depreciation expense was $56,393 and $35,350 for the years ended December 31, 2022 and 2021, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	December 31, 2022	December 31, 2021
Notes payable, 12-16% interest, interest and principal due April 27, 2023 through August 12, 2023, unsecured. (1)	$ 435,500	$ 375,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024 (2), net of debt discount (3)	33,239	100,000

Total due	468,739	475,500
Current Portion	418,739	375,500
Long-term portion	$ 50,000	$ 100,000

(1)	One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.
(2)	The Series 2 Notes contain certain automatic and voluntary conversion provisions. The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note. The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

                 (3)
Holder Name	Unamortized Debt Discount as of 12/31/2021	Addition	Amortization	Unamortized Debt Discount as of 12/31/2022
The Kutler Dodd Family Trust	-	30,985	(16,342)	14,644
John Cathcart	-	3,294	(1,176)	2,118
Total:	-	34,279	(17,518)	16,761

The Company has incurred an interest expense of $66,473 and $58,359 during the years ended December 31, 2022 and 2021. The Company has interest accrued on the above notes in the amount of $104,122 and $65,074 at December 31, 2022 and 2021. The Company has paid $21,770 and $25,270 of the accrued interest for the years ended December 31, 2022 and 2021.

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:
	December 31, 2022	December 31, 2021
Notes payable, 12% interest, interest and principal due December 31, 2023, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

During the year ended December 31, 2021, the Company paid back $10,000 of the loans with the President of the Company.

The Company has incurred an interest expense of $1,597 and $2,152 during the years ended December 31, 2022 and 2021, respectively. The Company has interest accrued on the above notes in the amount of $8,963 and $7,366 at December 31, 2022 and 2021.

NOTE 7 – Income Taxes

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2022.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at December 31, 2022 and 2021, were as follows:

As of December 31, 2022:

	Balance	Rate	Tax
Federal loss carry forward	$1,446,792	21%	$303,826
Valuation allowance			(303,826)
Deferred tax asset			$-

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

As of December 31, 2021:
	Balance	Rate	Tax
Federal loss carry forward	$1,140,358	21%	$239,475
Valuation allowance			(239,475)
Deferred tax asset			$-

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:
	2022	2021

Income tax (benefit) expense	$(66,478)	$(66,452)
Increase in valuation allowance	66,478	66,452
Provision for income taxes	$-	$-

NOTE 8 – Capital Changes

Offering of Securities

Common stock

We are offering a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”. There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000). This offering became effective February 4, 2020 and was amended February 1, 2021 to extend the date of the offering through May 1, 2022. On January 14, 2022, the Company extended the date of the offering through October 1, 2022. This offering as of the date of this report has expired.

The Company sold 100,002 shares of its common stock for gross proceeds of $150,000 under this offering during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued 55,000 shares of its common stock for services valued at $82,500.

The Company sold 68,334 shares of its common stock for gross proceeds of $85,000 under this offering during the year ended December 31, 2022

An investor converted $100,000 of their Secured Convertible Note and related accrued interest in the amount of $5,655 into 70,437 shares of common stock of the Company. The individual also exercised 16,667 warrants from their Secured Convertible Note and purchased 16,667 shares of common stock for $25,000.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Secured Convertible Notes

Additionally, we are offering up to $1,000,000 in Series 2 Senior Convertible Secured Promissory Notes exclusively to “accredited investors”. The Notes will be in a minimum face amount/increment of $10,000 for a term of three years and shall bear interest at a rate at eight Percent (8%) per annum. The Notes will automatically convert to Common Stock of the Company if the Company has received $1,000,000 from its offering or any other source or sources at a conversion price of $1.50 per share. The Notes can also be voluntarily converted by the holder. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of the Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of the Note or any extension of the Note. As of the date of this report, this Offering has expired.

The Company sold $100,000 of these Notes during the year ended December 31, 2022.

An investor converted $100,000 of their Secured Convertible Note and related accrued interest in the amount of $5,655 into 70,437 shares of common stock of the Company. The individual also exercised 16,667 warrants from their Secured Convertible Note and purchased 16,667 shares of common stock for $25,000.

The principal balance of convertible notes payable was $100,000 as of December 31, 2022 and 2021, respectively.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Warrants

Under an Investment Banking Agreement, the Company issued 50,000 warrants. The exercise price per share of the Common Stock under this Warrant is $.01 and is fully vested on the Issue Date and is non-cancellable nor non-redeemable.

The Company issued 33,333 warrants under the Secured Convertible Note Agreement at fair value of $30,985 at an exercise price of $1.50 per share and 16,667 were exercised for $25,000.

The Company issued 10,000 warrants under a new note payable in the year ended December 31, 2022 at fair value of $3,294 at an exercise price of $1.50 per share.

Common Stock Purchase Warrants

As of December 31, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Exercise Price
Outstanding – December 31, 2021	40,000	$.01
Granted	43,333	1.00-1.50
Canceled/forfeited	-	-
Exercised	16,667	1.50

Outstanding – December 31, 2022	66,666	$.01-1.50

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the year ended December 31, 2021, 10,000 of the purchase warrants were exercised.

Name	Term	Grant	Vesting	Shares	Exercise	FV	Sum of	Grant End	Measurement	Remaining
		Date	Date		Price			Date	Date	Life

Kutler-Dodd Trust	3	11/1/2022	11/1/2022	16,667	1.500	25,000	16,667	11/1/2025	12/31/2022	2.84
John Cathcart	3	11/27/2022	11/27/2022	10,000	1.500	15,000	10,000	11/27/2025	12/31/2022	2.91
Averill Staloff	5	1/1/2021	1/1/2021	40,000	0.010	400	40,000	1/1/2026	12/31/2022	3.00

						40,400	66,667

The Warrant Average Price Per Share as of December 31, 2022 was $0.61, and the Weighted Average Remaining Contractual Life of all warrants is 2.92 years.

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~172.75%
Risk-free interest rate	0.16~1.72%
Expected life (years)	2.71~5.00
Stock Price	$1.50
Exercise Price	$0.01

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Company entered into an agreement to lease a small commercial space in Reno to be used as a Research and Development Facility. It is 1,475 square feet and the monthly rent is $1,254 plus $203 in estimated CAM charges. The lease was for one year. The Company elected to exclude from its balance sheet recognition of right of use assets and lease liabilities on leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term.

The Lease Agreement was amended and signed on January 30, 2023, and took effect on February 1, 2023 and the term was extended as per above to January 31, 2024.

The Company has paid $17,530 of rent expense during the year ended December 31, 2022. The Company has expensed as repairs $2,984 due to the term of the original lease being only for a one-year period.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022 through the date these financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On October 17, 2022, High Sierra Technologies, Inc. executed an Agreement with Boustead Securities for a Proposed Pre-IPO Financing, Initial Public Offering and Corporate Transactions. This agreement and certain terms and conditions are still being worked out in 2023.

On February 10, 2023, an individual loaned High Sierra Technologies, Inc. the sum of $10,000 pursuant to a Promissory Note dated February 10, 2023 which bears interest at a rate of 12% per annum and which is due on August 10, 2023.

On March 6, 2023, the Company received $25,000 from Organipure, Inc. as an advance payment of the licensing fees that the Company will be receiving from Organipure, Inc. for the use of the Company’s patented and patent pending technologies.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Accounting Firm

On December 29, 2022, the Company sent a letter to Pinnacle Accountancy Group of Utah, a dba of Heaton & Co., PLLC (“Pinnacle”) dismissing Pinnacle as the Company’s independent registered accounting firm, effective immediately. None of Pinnacle’s reports for the last two fiscal years contained an adverse opinion, or a disclaimer of opinion, or was qualified or modified for any reason whatsoever, with the exception of providing an explanatory paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern. The decision to dismiss Pinnacle was approved by the Company’s board of directors. During the Company’s last two fiscal years, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Pinnacle, would have caused Pinnacle to make reference to the subject matter of such disagreement in connection with its reports on the financial statements for such periods and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of New Independent Registered Accounting Firm

On February 1, 2023, the Company appointed TAAD, LLP (“TAAD”) as the Company’s new independent registered public accounting firm effective immediately. During the Company’s two most recent fiscal years, and the subsequent interim period through February 1, 2023, neither the Company nor anyone acting on its behalf consulted with TAAD regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in connection with which either a written report or oral advice was provided to the Company that TAAD concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Our management evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2022, our internal controls over financial reporting were not effective.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors. All of these persons were appointed effective as of the closing of the acquisition of High Sierra:

			Date Named to Board of Directors/as Executive Officer
Name	Age	Position
Vincent C. Lombardi	58	Director, Chief Executive Officer and President	December 2018
Gregg W. Koechlein	74	Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary and Director	December 2018 as an officer and March 2019 as a Director
Jeffrey M. Pogol	64	Vice President	December 2019

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

Gregg W. Koechlein, Esq., Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer, General Counsel and Director

Mr. Koechlein has served as the Company’s Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and General Counsel since December 31, 2018. He has served as a Director since March 2019. He has served in those capacities for High Sierra since its inception in August 2018 and continues to do so. Mr. Koechlein has maintained an active law practice for the last five years focusing mainly on transactional work, state and federal court litigation and federal appellate work. He has also provided consulting services to various clients in the medical, clinical laboratory and restaurant sectors. Mr. Koechlein received his Juris Doctor degree from the Loyola Law School in Los Angeles, California in 1984. He brings to the Company over 36 years of legal experience and over 48 years of business experience. From 1987 to 1989 Mr. Koechlein was Vice President of Manufacturing and General Counsel of Super Shops, Inc. He served as its President, Chief Operating Officer and General Counsel from 1989 to 1997. As President, he was responsible for all operational and strategic aspects of a chain of 165 retail stores in 31 states, employing nearly 2000 people. These operations included a mail order sister company startup that had first year annual revenues of $35 million. During his tenure, Super Shops, Inc. grew from 53 to 165 stores, one to four warehouses and the annual consolidated revenues grew from $80 million to approximately $250 million. During this same time period, the Mallory, Inc. subsidiary nearly tripled its annual revenues.

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

Scientific Advisory Committee

The Company’s Scientific Advisory Committee consists of Glenn C. Miller, Ph.D., Karen Schlauch, Ph.D., Timothy Bailey, Ph.D. and Ruben Dagda, Ph.D. Its purpose is to advise the Board of Directors concerning scientific matters related to the development and application of existing and new technologies. Persons may be elected to, and removed from, the committee by vote of the Company’s Board of Directors. Certain information concerning the persons who serve on the committee follows:

Glenn C. Miller, Ph.D., Chairman of the Scientific Advisory Committee

Dr. Miller serves as the Chairman of the Company’s Scientific Advisory Committee. He has served in this capacity for High Sierra since its inception in August 2018 and continues to do so. For the past five years, Dr. Miller has managed a basic research program. Dr. Miller is a Professor of Natural Resources and Environmental Science at the University of Nevada, Reno. He received his B.S. in Chemistry from the University of California, Santa Barbara and a Ph.D. in Agricultural and Environmental Chemistry (1977) from the University of California at Davis. Following graduate studies, he spent a year of postdoctoral study at the EPA’s Environmental Research Laboratory in Athens, Georgia. He has been on the UNR faculty since 1978 and was Director of the Graduate Program in Environmental Sciences and Health from 1996-2006 and Director of the Center for Environmental Sciences and Engineering from 1999-2003. Dr. Miller also currently serves on the State of Nevada’s Medical Marijuana Independent Laboratory Advisory Committee. As a member of the Scientific Advisory Committee, Dr. Miller brings over 40 years of scientific experience to the Company.

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

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person of the Company:

●	has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

●	was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

See the heading “Transactions with Related Persons” in Part III, Item 13, below.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports filed during, or with respect to, the fiscal year ended December 31, 2022, we believe that all officers, directors and greater than 10% beneficial owners are in compliance with the filing requirements of Section 16(a).

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

ITEM 11: EXECUTIVE COMPENSATION

The following tables disclose certain compensation information concerning the Company’s officers and directors during the past two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Vincent C. Lombardi CEO, President & Director	12/31/2022 12/31/2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gregg W. Koechlein CFO, COO, Sec./Treas. & Director	12/31/2022 12/31/2021	0 0	15,000 12,250	0 0	0 0	0 0	0 0	0 0	$15,000 $12,250
Jeffrey M. Pogol, Vice President	12/31/2022 12/31/2021	0 0	0 0	0 Note 1	0 0	0 0	0 0	0 0	$0 $2,000

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

Mr. Koechlein was paid $12,500 for services in the year ended December 31, 2021 and $15,000 for services in the year ended December 31, 2022. Mr. Pogol received 10,000 shares of the Company’s common stock in February 2021 as compensation for $2,000 of services rendered. Mr. Lombardi and Mr. Koechlein have indicated that they do not intend to draw salaries from the Company until such time as the Company has sufficient funds to support one year’s operating expenses.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders of our common stock as of April 17, 2023:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Vincent C. Lombardi 979 Westcliff Lane Reno, Nevada 89523	8,010,000	38.85%
Common	Gregg W. Koechlein 2560 Greensboro Drive Reno, Nevada 89509	3,250,000	15.76%
Common	Kenny L. De Meirleir Stuivenbergbaan 89 2800 Mechelen Belgium	1,800,000	8.73%
Common	Biored, N.V. De Tyraslaan 111 1120 Brussels Belgium	1,800,000	8.73%
Common	Michael Vardakis 601 South State Street Salt Lake City, Utah 84111	1,087,525	5.27%
Totals		15,947,525	77.34%

(1)	Unless indicated otherwise, all share ownership is direct.

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

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of April 17, 2023:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Vincent C. Lombardi	8,010,000	38.85%
Common	Gregg W. Koechlein	3,250,000	15.76%.
Common	Jeffrey M. Pogol	210,000	1.01%

Totals		11,470,000	55.62%

(1)	Unless indicated otherwise, all share ownership is direct.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2021, the Company paid back $10,000 of the loans owed to our current President and director, Vincent C. Lombardi. As of December 31, 2021 and December 31, 2022, the Company had an outstanding balance due on notes payable-related party to Mr. Lombardi of $13,306.

The Company has incurred an interest expense-related party of $1,597 and $2,152 during the years ended December 31, 2022 and 2021, respectively, in connection with the notes payable to Mr. Lombardi. The Company has interest accrued on the above notes in the amount of $8,963 and $7,366 at December 31, 2022 and 2021, respectively, in connection with the notes payable to Mr. Lombardi.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors, and we are not required to have independent directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2022, and 2021:

Fee Category	2022	2021
Audit Fees	$13,034	$12,250
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,034	$12,250

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval from the board of directors in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements. See our audited consolidated financial statements for the years ended December 31, 2021 and December 31, 2022, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)         Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No. Exhibit Description

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9******	Tenth Amendment to Promissory Note with Larry Mamey dated February 11, 2021
10.10****	Third Amendment to Promissory Note with Biored, N.V. dated July 29, 2021
10.11****	First Amendment to Promissory Note with Kenny L. DeMeirleir dated August 6, 2021
10.12******	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.13******	Second Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.14******	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.15*****	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
10.16******	First Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2022
10.17******	Finders Fee Agreement between the Company and Vestech Securities, Inc. dated February 24, 2022
10.18*******	Agreement with Boustead Securities dated November 9, 2022
10.19********	Promissory Note with John Cathcart dated October 27, 2022
10.20********	Joint Venture Agreement with Hempacco Co., Inc. dated November 17, 2022
10.21********	Hemp Smokables Production Agreement with Hempacco Co., Inc. dated November 17, 2022
10.22********	License Agreement between the Company and Organipure dated November 17, 2022
10.23********	License Agreement between Hempacco Co. Inc. and Organipure dated November 17, 2022
10.24********	Series Promissory Note for $500,000 between the Company and Organipure dated November 17, 2022
10.25********	Series Promissory Note for $500,000 between Hempacco Co., Inc. and Organipure dated November 17, 2022
10.26	Second Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2023
10.27	Promissory Note with John Cathcart dated February 10, 2023
14*	Code of Ethics
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

****** Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the Securities and Exchange Commission on March 28, 2022.

****** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the Securities and Exchange Commission on August 15, 2022.

******* Incorporated by Reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022.

******** Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed with the Securities and Exchange Commission on November 18, 2022.

ITEM 16: FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	April 17, 2023	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIGH SIERRA TECHNOLOGIES, INC.

Date:	April 17, 2023	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi
Chief Executive Officer, President and Director

Date:	April 17, 2023	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein
Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and Director