Form 10-Q
period 2023-03-31
High Sierra Technologies, Inc.
filed 2023-05-22
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes [ ] No [X]

Outstanding Shares

As of May 22, 2023, the Registrant had 20,641,749 shares of common stock outstanding.

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

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Registrant’s Financial Statements. The results from operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited consolidated Financial Statements should be read in conjunction with the December 31, 2022 financial statements and footnotes thereto included in the Registrant’s Form 10-K Annual Report for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023.

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023 and December 31, 2022 and For the Three Months Ended March 31, 2023 and 2022

HIGH SIERRA TECHNOLOGIES, INC.

AND SUBSIDIARIES

(Unaudited)

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31, 2023	December 31,
		2022 (Audited)
ASSETS
Current Assets
Cash	$ 8,543	$ 12,258
Prepaid rent	-	1,457
Deposits	7,111	10,401

Total Current Assets	15,654	24,116

Property, Plant and Equipment, net	66,249	77,386

Total Assets	$ 81,903	$ 101,502

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$ 393,101	$ 385,500
Notes payable-Related party	13,306	13,306
Convertible notes payable	36,630	33,239
Accounts payable and accrued expenses	155,642	120,777
Accounts payable and accrued expenses-Related party	9,357	8,963
Advances from Related Party	25,000	-

Total Current Liabilities	633,036	561,785

Long Term Liabilities
Convertible notes payable	50,000	50,000

Total Long-Term Liabilities	50,000	50,000

Total Liabilities	683,036	611,785

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,616,749 shares issued and outstanding at March 31, 2023 and December 31, 2022	957,677	954,383
Accumulated (Deficit)	(1,559,700)	(1,464,666)
Noncontrolling interest	890	-
Total Stockholders' (Deficit)	(601,133)	(510,283)

Total Liabilities and Stockholders' (Deficit)	$ 81,903	$ 101,502

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$ -	$ -

Total revenues	-	-

Operating Expenses
Depreciation	11,137	8,837
General and administrative	64,082	89,093

Total operating expenses	75,219	97,930

(Loss) from operations	(75,219)	(97,930)

Other (expense)
Amortization of debt discount	(4,287)	-
Interest (expense)	(15,244)	(15,730)
Interest (expense)-Related party	(394)	(394)

Total other (expense)	(19,925)	(16,124)

(Loss) before income taxes	(95,144)	(114,054)
Income taxes	-	-
Consolidated net (loss)	(95,144)	(114,054)
Less: Net (loss) noncontrolling interest	(110)	-
Net (loss) attributable to High Sierra Technologies, Inc.	$ (95,034)	$ (114,054)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	20,616,749	20,479,460

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' (Deficit)

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Interest	(Deficit)
Balance-January 1, 2022	-	$ -	20,461,311	$ 704,449	$(1,140,714)	$ -	$ (436,265)

Proceeds from the sale of common stock	-	-	33,334	50,000	-	-	50,000

Net (loss) for the three months ended March 31, 2022	-	-	-	-	(114,054)	-	(114,054)

Balance-March 31, 2022	-	$ -	20,494,645	$ 754,449	$(1,254,768)	$ -	$ (500,319)

	Preferred Stock		Common Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	(Deficit)	Interest	(Deficit)
Balance-January 1, 2023	-	$ -	20,616,749	$ 954,383	$(1,464,666)	$ -	$ (510,283)

Contribution of noncontrolling interest						1,000	1,000

Warrant issuance cost	-	-	-	3,294	-	-	3,294

Net (loss) for the three months ended March 31, 2023	-	-	-	-	(95,034)	(110)	(95,144)

Balance-March 31, 2023	-	$ -	20,616,749	$ 957,677	$(1,559,700)	$ 890	$ (601,133)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss)	$ (95,144)	$ (114,054)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	11,137	8,837
Amortization of debt discount	4,287	-
Changes in assets and liabilities:
Decrease/(increase) in prepaid rent	1,457	(1,457)
Decrease in deposit	3,290	1,457
Increase in accounts payable and accrued expenses	34,864	11,634
Increase/(decrease) in accounts payable and accrued expenses-Related party	394	394
Increase in advances from related party	25,000	-

Net cash (used) in operating activities	(14,715)	(93,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution of noncontrolling interest	1,000	-
Purchase of property, plant and equipment	-	(18,673)

Net cash provided by (used) in investing activities	1,000	(18,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000
Proceeds from notes payable	10,000	-
Proceeds from convertible notes payable	-	100,000

Net cash provided by financing activities	10,000	150,000

Net (decrease)/increase in cash	(3,715)	38,138

CASH AT BEGINNING PERIOD	12,258	55,351

CASH AT END OF PERIOD	$ 8,543	$ 93,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 5,443	$ 5,442
Cash paid for income taxes	$ -	$ -
Debt discount	$ 3,294	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf” or the “Company”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”), and all of its shareholders. The shareholders of High Sierra were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra’s common stock.  High Sierra became a wholly owned subsidiary of Gulf in the business combination. The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018. Subsequently Gulf’s name was changed to High Sierra Technologies, Inc.

High Sierra Technologies, Inc., the wholly owned subsidiary, was incorporated in the State of Nevada on August 6, 2018. It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property (the “Intellectual Property”) that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D., who is an officer, director and co-founder of the subsidiary.  The subsidiary was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

Through its subsidiary, the Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future and intends to develop a policy regarding the same.

On November 17, 2022, the Company’s wholly owned subsidiary, High Sierra Technologies, Inc., a Nevada corporation, executed a Joint Venture Agreement (the “Joint Venture Agreement”) with Hempacco Co., Inc. (“Hempacco”) for the production, marketing, and sales of hemp smokables that will use the Company’s patented and patent-pending technologies, as well as certain patented and patent-pending technologies held by Hempacco. Pursuant to this Joint Venture Agreement, High Sierra and Hempacco formed a new Nevada corporation known as Organipure, Inc (“Organipure”). High Sierra and Hempacco each own one-half of the equity interests in Organipure.

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

Similarly, Hempacco entered into a Patent License Agreement with Organipure (the “Hempacco Patent License Agreement”) which granted to Organipure a non-exclusive license of Hempacco’s patented and patent pending technologies to be used in connection with the hemp smokable products.  The annual license fee will be 5% ofOrganipure’s gross receipts from the use of the Hempacco patents by Organipure.  The term of the license expires December 31, 2033, unless terminated earlier for reasons specified in the Hempacco Patent License Agreement.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, "the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation. The Company’s subsidiaries are High Sierra Technologies, Inc., a Nevada Corporation and the 50% interest in Organipure, Inc., a Nevada Corporation. The Company controls 50% of the Board of Directors of Organipure, Inc.

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

March 31, 2023 and December 31, 2022

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of March 31, 2023 and December 31, 2022.

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at March 31, 2023, and recorded no impairment losses during the quarters ended March 31, 2023 and 2022. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended March 31, 2023 and 2022 were $0.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

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

March 31, 2023 and December 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of March 31, 2023, the Company had a total of 109,999 (76,666 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding.

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

March 31, 2023 and December 31, 2022

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

NOTE 3 – Offering Costs

The Company has incurred Offering Costs for a planned public offering of common stock in 2023 including legal, audit, tax and other professional fees. These costs will either be offset against the proceeds of the offering or written off if the offering is unsuccessful.

NOTE 4 – Property and Equipment

At March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Lives	March 31, 2023	December 31, 2022

Equipment	5	$ 176,750	$ 176,750
Furniture and lab equipment	5	25,989	25,989
Leasehold improvements	15	17,445	17,445
		220,184	220,184
Less: accumulated depreciation		(153,935)	(142,798)
		$ 66,249	$ 77,386

Depreciation expense was $11,137 and $8,837 for the three months ended March 31, 2023 and 2022, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	March 31, 2023	December 31, 2022
Notes payable, 12-16% interest, interest and principal due June 6, 2023 through October 27, 2023, unsecured. (1)	$ 393,101	$ 385,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024 (2), net of debt discount (3)	86,630	83,239

Total due	479,731	468,739
Current Portion	429,731	418,739
Long-term portion	$ 50,000	$ 50,000

(1)	One note for $50,000 includes as an additional return on the debt a 3% interest in the Gross Crop Yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.
(2)	The Series 2 Notes contain certain automatic and voluntary conversion provisions. The Payee shall have the option to voluntarily convert this Note to shares of the common stock of the Company, at any time during the Term of this Note, or any extension of the note. The shares so converted shall be at the price of the securities being currently offered in the Offering, or $1.50. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of this Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of this Note or any extension of this Note.

(3)
Holder Name	Unamortized Debt Discount as of December 31, 2022	Additions	Amortization	Unamortized Debt Discount as of March 31, 2023
The Kutler Dodd Family Trust	$ 14,643	$ -	$ 1,273	$ 13,370
John Cathcart	2,118	3,293	3,014	2,397
Total	$ 16,761	$ 3,293	$ 4,287	$ 15,767

The Company has incurred an interest expense of $15,244 and $15,730 during the three months ended March 31, 2023 and 2022. The Company has interest accrued on the above notes in the amount of $113,924 and $75,361 at March 31, 2023 and 2022. The Company has paid $5,443 and $5,442 of the accrued interest for the three months ended March 31, 2023 and 2022.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:
	March 31, 2023	December 31, 2022
Notes payable, 12% interest, interest and principal due December 31, 2023, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

The Company has incurred an interest expense of $394 during the three months ended March 31, 2023 and 2022, respectively. The Company has interest accrued on the above notes in the amount of $9,357 and $7,760 at March 31, 2023 and 2022.

NOTE 7 – Capital Changes

Offering of Securities

Common stock

We are offering a maximum of2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”. There is no minimum number of Shares to be sold pursuant to this offering other than the minimum purchase requirement. The offering price is $1.50 per Share ($3,000,000). This offering became effective February 4, 2020 and was amended February 1, 2021 to extend the date of the offering through May 1, 2022. On January 14, 2022, the Company extended the date of the offering through October 1, 2022. This offering as of the date of this report has expired.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

The Company sold 68,334 shares of its common stock for gross proceeds of $85,000 under this offering during the year ended December 31, 2022.

In the fourth quarter of 2022, an investor converted $100,000 of their Secured Convertible Note and related accrued interest in the amount of $5,655 into 70,437 shares of common stock of the Company. The individual also exercised 16,667 warrants from their Secured Convertible Note and purchased 16,667 shares of common stock for $25,000.

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

The principal balance of convertible notes payable was $100,000 as of March 31, 2023 and December 31, 2022, respectively.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Warrants

Under an Investment Banking Agreement, the Company issued 50,000 warrants. The exercise price per share of the Common Stock under this Warrant is $.01 and is fully vested on the Issue Date and is non-cancellable and non-redeemable.

The Company issued 33,333 warrants under the Secured Convertible Note Agreement at fair value of $30,985 at an exercise price of $1.50 per share and 16,667 were exercised for $25,000.

The Company issued 10,000 warrants under a new note payable in the year ended December 31, 2022 at fair value of $3,294 at an exercise price of $1.50 per share.

The Company issued 10,000 warrants under a new note payable in the three months ended March 31, 2023 at fair value of $3,294 at an exercise price of $1.50 per share.

Common Stock Purchase Warrants

As of March 31, 2023, the following common stock purchase warrants were outstanding:

	Warrants	Exercise Price
Outstanding – December 31, 2022	66,667	$.01
Granted	10,000	1.50
Canceled/forfeited	-	-
Exercised	-	0

Outstanding – March 31, 2023	76,667	$.01-1.50

(1) The Company granted 50,000 common stock purchase warrants in December 2020 to exercise at a purchase price of $.01. During the year ended December 31, 2021, 10,000 of the purchase warrants were exercised.

Name	Term	Grant	Vesting	Shares	Exercise	FV	Sum of	Grant End	Measurement	Remaining
		Date	Date		Price			Date	Date	Life

Kutler-Dodd Trust	3	11/1/2022	11/1/2022	16,667	1.500	25,000	16,667	11/1/2025	03/31/2023	2.59
John Cathcart	3	11/27/2022	11/27/2022	10,000	1.500	15,000	10,000	11/27/2025	03/31/2023	2.66
John Cathcart	3	02/10/2023	02/10/2023	10,000	1.500	15,000	10,000	02/10/2026	03/31/2023	2.87
Averill Staloff	5	1/1/2021	1/1/2021	40,000	0.010	400	40,000	1/1/2026	03/31/2023	2.76

						55,400	76,667

The Warrant Average Price Per Share as of March 31, 2023 was $0.72, and the Weighted Average Remaining Contractual Life of all warrants is 2.72 years.

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023 and December 31, 2022

Measurement date
Dividend yield	0%
Expected volatility	183%
Risk-free interest rate	4.89%
Expected life (years)	3.00
Stock Price	$1.50
Exercise Price	$1.50

NOTE 8 – Contingencies, Commitments, Legal Matters and Consulting Agreements

The management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates, other than what has been disclosed below. The Company has cancelled one Consulting Agreements for the marketing of its securities. Additionally, the Company terminated its Investment Banking Agreement on November 10, 2021.

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

The Company paid $4,447 and $2,974 of rent expense during the three months ended March 31, 2023 and 2022. The Company has expensed as repairs $1,609 and $1,500 for the three months ended March 31, 2023 and 2022 due to the term of the original lease being only for a one-year period.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023 through the date these financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On October 17, 2022, High Sierra Technologies, Inc. executed an Agreement with Boustead Securities for a Proposed Pre-IPO Financing, Initial Public Offering and Corporate Transactions. This agreement and certain terms and conditions are still being worked out in 2023.

On April 27, 2023, the Company sold 25,000 shares of its common stock at $1.00 per share for cash proceeds of $25,000.

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

On June 5, 2020, the United States Patent and Trademark Office, by way of an Office Action dated May 29, 2020, notified the Company that Claims Numbered 1-17, 63-70 and 83-84 of Patent Application Number 16/255,157, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, were now allowed. These are four of the seven main claims in Patent Application Number 16/255,157. In response to this, the Company’s outside Patent Counsel, Oliff PLC, has filed an Amendment to Patent Application Number 16/255,157 so that these Claims can be issued a formal Notice of Allowance which would then lead to the issuance of a Utility Patent for these Claims. As a result of this action by our attorneys at Oliff PLC, on June 19, 2020, the United States Patent and Trademark Office issued a formal Notice of Allowance and Fee(s) Due which will allow the Utility Patent to be issued once the fees are paid. This Patent was issued as United States Patent Number 10,737,198 on August 11, 2020. The Company’s attorneys at Oliff PLC also prepared a Continuation Application for

Claims Numbered 18-62 and 71-82 so that the Company can continue to prosecute these Claims separately. This Continuation Application has resulted in the issuance of United States Patent Number 10,835,839 on November 17, 2020.

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

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and that its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it. The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. The Company has received a second Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has recently responded to it. The Company has received a third Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has responded to it.

The Company’s outside Patent Counsel, Oliff PLC has completed the Application to the European Patent Office (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS. It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total of 44 different countries in Europe and the surrounding areas as well as Hong Kong. The Company has received a First Office Action to its European Patent Office Application Number 19743904.5. The Company and its attorneys at Oliff PLC and Astrum Element One Limited in the United Kingdom are in the process of preparing a response to it.

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

Lease Agreements

The Company has two places of business. The corporate office is located at 1495 Ridgeview Drive, Suite 230A, Reno, Nevada 89519.   At this time the Company is occupying this space at no charge for rent or utilities. The Company is also leasing a research and development and warehousing facility located at 229 East 5th Street in Reno, Nevada 89512.

On November 9, 2021, the Company entered into a Lease Agreement with 3 Squirrels, LLC to rent approximately 1,475 square feet of commercial space which the Company plans to use for research and development purposes. Due to the inability of the Landlord to deliver the Premises as called for in the Lease Agreement on time, a First Amendment to that Lease was signed on January 30, 2022 which changed some terms in the original Lease. The Lease is now for a period of one (1) year commencing February 1, 2022, and contains independent options for two (2) additional periods of one (1) year each. The initial monthly rent was $1,253.75 plus $203.50 in estimated CAM charges. On February 1, 2023, the Company executed a Second Amendment to that Lease that extended the term to January 31, 2024 at a monthly rent of $1,291.36 plus $203.50 in estimated CAM charges. A copy of the Lease Agreement was attached to our Quarterly Report for the period ended September 30, 2021 as Exhibit 10.15, a copy of the First Lease Amendment was attached to the 2021 Annual Report as Exhibit 10.16 and a copy of the Second Amendment was attached to our Annual Report as Exhibit 10.17.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) market the licensing of the Company’s technology in states in the U.S. where marijuana and/or hemp has been legalized both for medicinal and/or recreational use, and in the Canadian provinces; (ii) seek to raise additional equity funding so that the Company may pursue the construction and operation of a facility to produce and market hemp cigarettes to be located in Northern Nevada; and (iii) complete the transactions which are the subjects of the two letters of intent signed by the Company which include acquiring an Oregon company which specializes in hemp-related products and operating the joint venture with Hempacco Co, Inc. to produce, market and (iv) distribute hemp cigarettes and hemp-based products in the United States, Canada and Mexico using the Company’s Patented and Patent Pending Technologies. During the next 12 months, our cash requirements include expenses to market our technology; expenses to construct and operate a facility to produce and market hemp cigarettes to be located in either San Diego, California or Northern Nevada; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate a facility to produce and market hemp cigarettes. We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Results of Operations – Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2023.

General and administrative expenses were $64,082 for the three month period ended March 31, 2023, a decrease of $25,011 from the $89,093 of general and administrative expenses incurred during the three months ended March 31, 2022.  Most of the general and administrative expenses incurred in this period were to pay for contract services and consultants. We incurred depreciation of $11,137 in the three months ended March 31, 2023, which is an increase of $2,300 from the $8,837 of depreciation incurred in the three month period ended March 31, 2022.

We incurred interest expense of 15,244 in the three months ended March 31, 2023, a decrease of $486 from the $16,124 of interest expense incurred in the three months ended March 31, 2022. We incurred interest expense-related party of $394 in the three months ended March 31, 2023, which is the same as the interest expense–related party of $394 incurred in the three months ended March 31, 2022.

We incurred a net loss of $95,144 during the three months ended March 31, 2023, a decrease of $18,910 from the $114,054 net loss incurred during the three months ended March 31, 2022.  The Company’s decrease in net loss in the current period is largely due to the decrease in general and administrative expenses in the current period partially offset by a modest increase in depreciation in the current period.

Liquidity and Capital Resources

At March 31, 2023, we had total current assets of $15,654 consisting of $8,543 in cash and $7,111 in deposits. We had $633,036 in total current liabilities as of March 31, 2023. Our total current liabilities consisted of notes payable-current maturities of $393,101, notes payable-related party of $13,306, convertible notes payable of $36,630, accounts payable and accrued expenses of $155,642, accounts payable and accrued expenses-related party of $9,357 and advance from a related party of $25,000. We had property, plant and equipment, net of $66,249 as of March 31, 2023. We had long term liabilities consisting of convertible notes payable of $50,000 as of March 31, 2023. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the three months ended March 31, 2023, we had an increase in accounts payable and accrued expenses of $34,864 an increase in accounts payable and accrued expenses-related party of $394, depreciation expense of $11,137 and a decrease in deposit of $3,290 When this is combined with our net loss of $95,144 for the three months ended March 31, 2023, it results in net cash used in operating activities of $14,715.

During the three months ended March 31, 2022, we had an increase in accounts payable and accrued expenses of $11,634, an increase in accounts payable and accrued expenses – related party of $394, depreciation expense of $8,837, an increase in the amount of prepaid rent of $1,457 and a decrease in deposits of $1,457. When this is combined with our net loss of $114,054 for the three months ended March 31, 2022, it results in net cash used in operating activities of $93,189.

During the three months ended March 31, 2023, we received proceeds from a contribution from a noncontrolling interest of $1,000, which resulted in net cash provided by investing activities of $1,000.

In the three months ended March 31, 2023, we received proceeds from notes payable of $10,000 which resulted in net cash provided by financing activities of $10,000.

In the three months ended March 31, 2022, we received proceeds from the sale of common stock of $50,000 and proceeds from convertible notes payable of $100,000 which resulted in net cash provided by financing activities of $150,000 in the same three month period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the three month period ended March 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During the three months ended March 31, 2023, the Company sold no shares of its common stock.

For information concerning sales of unregistered equity securities in the three year period prior to the period covered by this report, see the Company’s Annual and Quarterly Reports on Form 10-K and Form 10-Q filed since December 31, 2018.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No. Exhibit Description

3.1*	Articles of Incorporation filed May 9, 1996
3.2*	Amended and Restated Articles of Incorporation
3.3*	By-Laws
10.1*	Promissory Note with Larry Mamey dated June 6, 2019
10.2*	Promissory Note with Biored N.V., a Belgian corporation, dated July 30, 2019
10.3**	Promissory Note with Kenny L. DeMeirleir dated August 12, 2020
10.4***	Promissory Note with Michael Vardakis dated December 31, 2020
10.5***	Promissory Note with Vincent C. Lombardi dated December 31, 2020
10.6***	Promissory Note with Michael Vardakis dated December 31, 2020
10.7***	Amended Consulting Agreement with Stanley Berk/Steven Leatherman (SBSL Consultants) and Jeff Baclet/Tom Prutzman (Consultants) dated December 28, 2020
10.8***	Form of Series 2 Senior Convertible Secured Promissory Note
10.9******	Tenth Amendment to Promissory Note with Larry Mamey dated February 11, 2022
10.10****	Third Amendment to Promissory Note with Biored, N.V. dated July 29, 2021
10.11****	First Amendment to Promissory Note with Kenny L. DeMeirleir dated August 6, 2021
10.12******	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.13******	Second Amendment to Promissory Note with Vincent C. Lombardi dated June 18, 2021
10.14******	Second Amendment to Promissory Note with Michael Vardakis dated June 22, 2021
10.15*****	Lease Agreement with 3 Squirrels, LLC dated November 9, 2021
10.16******	First Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2022
10.17******	Finders Fee Agreement between the Company and Vestech Securities, Inc. dated February 24, 2022
10.18*******	Agreement with Boustead Securities dated November 9, 2022
10.19********	Promissory Note with John Cathcart dated October 27, 2022
10.20********	Joint Venture Agreement with Hempacco Co., Inc. dated November 17, 2022
10.21********	Hemp Smokables Production Agreement with Hempacco Co., Inc. dated November 17, 2022
10.22********	License Agreement between the Company and Organipure dated November 17, 2022
10.23********	License Agreement between Hempacco Co. Inc. and Organipure dated November 17, 2022
10.24********	Series Promissory Note for $500,000 between the Company and Organipure dated November 17, 2022
10.25********	Series Promissory Note for $500,000 between Hempacco Co., Inc. and Organipure dated November 17, 2022
10.26*********	Second Amendment to Lease Agreement with 3 Squirrels, LLC dated January 30, 2023
10.27*********	Promissory Note with John Cathcart dated February 10, 2023

14*	Code of Ethics
21*********	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

********* Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

High Sierra Technologies, Inc.

Date:	May 22, 2023	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer, President and Director

Date:	May 22, 2023	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director