Form 10-Q
period 2023-06-30
High Sierra Technologies, Inc.
filed 2023-08-16
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

________________________N/A_______________________

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

Yes [ ] No [X]

As of August 10, 2023, the Registrant had 20,641,749 shares of common stock outstanding.

High Sierra Technologies, Inc.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” and words of similar import refer to High Sierra Technologies, Inc., unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors, risks and uncertainties are discussed in our filings with the Securities and Exchange Commission and include, among others:

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

PART I

Item 1. Financial Statements

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$ 1,878	$ 12,258
Prepaid rent	-	1,457
Deposit	-	10,401

Total Current Assets	1,878	24,116

Property, Plant and Equipment, net	57,112	77,386

Total Assets	$ 58,990	$ 101,502

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$ 394,754	$ 385,500
Notes payable-Related party	13,306	13,306
Convertible notes payable	87,917	33,239
Accounts payable and accrued expenses	193,895	120,777
Accounts payable and accrued expenses-Related party	14,755	8,963
Advance from related party	26,500	-

Total Current Liabilities	731,127	561,785

Long Term Liabilities
Convertible notes payable	-	50,000

Total Long-Term Liabilities	-	50,000

Total Liabilities	731,127	611,785

Commitments and contingencies	-	-

Stockholders (Deficit)
Preferred stock, no par value, non-voting, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, no par value, 50,000,000 shares authorized; 20,641,749 and 20,616,749 issued and outstanding at June 30, 2023 and December 31, 2022	982,677	954,383
Accumulated (Deficit)	(1,655,704)	(1,464,666)
Non-controlling interest	890	-
Total Stockholders' (Deficit)	(672,137)	(510,283)

Total Liabilities and Stockholders' (Deficit)	$ 58,990	$ 101,502

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$ -	$ -	$ -	$ -

Total revenues	-	-	-	-

Operating Expenses
Depreciation	9,137	8,837	20,274	17,674
General and administrative	67,980	25,739	132,062	114,832

Total operating expenses	77,117	34,576	152,336	132,506

(Loss) from operations	(77,117)	(34,576)	(152,336)	(132,506)

Other (expense)
Amortization of debt discount	(2,939)	-	(7,226)	-
Interest (expense)	(15,550)	(16,946)	(30,794)	(32,676)
Interest (expense)-Related party	(398)	(398)	(792)	(792)

Total other (expense)	(18,887)	(17,344)	(38,812)	(33,468)

(Loss) before income taxes	(96,004)	(51,920)	(191,148)	(165,974)
Income taxes	-	-	-	-

Consolidated net (loss)	(96,004)	(51,920)	(191,148)	(165,974)
Less: Net (loss) noncontrolling interest	-	-	(110)	-

Net (loss) attributable to High Sierra Technologies, Inc	$ (96,004)	$ (51,920)	$ (191,038)	$(165,974)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	20,634,331	20,494,645	20,625,589	20,487,094

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the Three Months and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Interest	Deficit
Balance-January 1, 2022	-	$ -	20,461,311	$ 704,449	$(1,140,714)	$ -	$ (436,265)

Proceeds from the sale of common stock	-	-	33,334	50,000	-	-	50,000

Net (loss) for three months ended March 31, 2022	-	-	-	-	(114,054)	-	(114,054)

Balance – March 31, 2022	-	-	20,494,645	754,449	(1,254,768)	-	(500,319)

Net loss for the three months ended June 30, 2022	-	-	-	-	(51,920)	-	(51,920)

Balance-June 30, 2022	-	$ -	20,494,645	$ 754,449	$(1,306,688)	$ -	$ (552,239)

	Preferred Stock		Common Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Interest	Deficit
Balance-January 1, 2023	-	$ -	20,616,749	$ 954,383	$(1,464,666)	$ -	$ (510,283)

Contribution of noncontrolling interest						1,000	1,000

Warrant issuance cost	-	-	-	3,294	-	-	3,294

Net (loss) for three months ended March 31, 2023	-	-	-	-	(95,034)	(110)	(95,144)

Balance-March 31,2023	-	-	20,616,749	957,677	(1,559,700)	890	(601,133)
Proceeds from sale of common stock	-	-	25,000	25,000	-	-	25,000

Net loss for the three months ended June 30, 2023	-	-	-	-	(96,004)	-	(96,004)

Balance-June 30, 2023	-	$ -	20,641,749	$ 982,677	$(1,655,704)	$ 890	$ (672,137)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$ (191,148)	$ (165,974)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	20,274	17,674
Amortization of debt discount	7,226	-
Changes in assets and liabilities:
Decrease (increase) in prepaid rent	1,457	-
Decrease in deposit	10,401	1,457
Increase in accounts payable and accrued expenses	73,118	(739)
Increase in accounts payable and accrued expenses-Related party	5,792	792
Increase in advance from related parties	26,500	-

Net cash used in operating activities	(46,380)	(146,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(43,434)

Net cash used in investing activities	-	(43,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of non-controlling interest	1,000	-
Proceeds from sale of common stock	25,000	50,000
Proceeds from notes payable	10,000	-
Proceeds from convertible notes payable	-	100,000

Net cash provided by financing activities	36,000	150,000

Net (decrease) increase in cash	(10,380)	(40,224)

CASH AT BEGINNING PERIOD	12,258	55,351

CASH AT END OF PERIOD	$ 1,878	$ 15,127

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 5,443	$ 10,885
Cash paid for income taxes	$ -	$ -
Debt discount	$ 3,294	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”), and all of its shareholders. The shareholders of High Sierra were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra’s common stock.  High Sierra became a wholly owned subsidiary of Gulf in the business combination. The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018. Subsequently Gulf’s name was changed to High Sierra Technologies, Inc. (together with its subsidiaries, the “Company”)

High Sierra was incorporated in the State of Nevada on August 6, 2018. It was formed with the intention that it would become the assignee, owner and licensor of certain Intellectual Property (the “Intellectual Property”) that was, prior to assignment, the property of Vincent C. Lombardi, Ph.D., who is an officer, director and co-founder of High Sierra.  High Sierra was further formed with the goal that it would continue to develop and expand its intellectual property portfolio with an emphasis on the recreational cannabis industry as well as the industrial hemp industry.

The Company is a start-up that develops patents and other products used in the processing of cannabis, including industrial hemp, and will license these technologies to companies in the industry.  The Company will likely incur research and development expenses in the future and intends to develop a policy regarding the same.

On November 17, 2022, High Sierra executed a Joint Venture Agreement (the “Joint Venture Agreement”) with Hempacco Co., Inc. (“Hempacco”) for the production, marketing, and sales of hemp smokables that will use the Company’s patented and patent-pending technologies, as well as certain patented and patent-pending technologies held by Hempacco. Pursuant to this Joint Venture Agreement, High Sierra and Hempacco formed a new Nevada corporation known as Organipure, Inc. (“Organipure”). High Sierra and Hempacco each own one-half of the equity interests in Organipure.

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

June 30, 2023 and December 31, 2022

Hempacco is an industry leader in the hemp smokables market space.  Hempacco’s state-of-the-art production facility provides it with superior production capabilities that allow it to be able to currently produce over 30 million hemp cigarettes per month with the ability to quickly expand its production capabilities with very short notice.

This is the first use of the patent technology developed by High Sierra.

The Company is currently looking for other opportunities in the hemp/CBD market and has signed certain Letters of Intent it is seeking to concurrently fund and close.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company consolidates its subsidiaries in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, and specifically ASC 810-10-15-8 which states, "the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation. The Company’s subsidiaries are High Sierra Technologies, Inc., a Nevada corporation, and the 50% interest in Organipure, Inc., a Nevada corporation. The Company controls 50% of the Board of Directors of Organipure, Inc.

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

June 30, 2023 and December 31, 2022

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of June 30, 2023 and December 31, 2022.

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at June 30, 2023, and recorded no impairment losses during the quarters ended June 30, 2023 and 2022. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended June 30, 2023 and 2022 were $0.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

June 30, 2023 and December 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of June 30, 2023, the Company had a total of 109,999 (76,666 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding.

Recent Accounting Pronouncements

On December 31, 2022, the Company adopted FASB’s Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements. The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

NOTE 4 – Property and Equipment

At June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Lives	June 30, 2023	December 31, 2022

Equipment	5	$ 176,750	$ 176,750
Furniture and lab equipment	5	25,989	25,989
Leasehold improvements	15	17,445	17,445
		220,184	220,184
Less: accumulated depreciation		(163,072)	(142,798)
		$ 57,112	$ 77,386

Depreciation expense was $20,274 and $17,674 for the six months ended June 30, 2023 and 2022, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	June 30, 2023	December 31, 2022
Notes payable, 12-16% interest, interest and principal due June 6, 2023 through October 27, 2023, unsecured. (1)	$ 394,754	$ 385,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024 (2), net of debt discount (3)	87,917	83,239

Total due	482,671	468,739
Current Portion	482,671	418,739
Long-term portion	$ -	$ 50,000

(1)	One note for $50,000 includes as an additional return on the debt a 3% interest in the gross crop yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.
(2)	The Series 2 notes contain certain automatic and voluntary conversion provisions. The payee has the option to voluntarily convert the note to shares of the common stock of the Company, at any time during the term of the note, or any extension of the note, at a conversion price of $1.50. The payee will also be issued warrants for the purchase of common stock in the Company with a value equal to 50% of the face amount of the note and effective as of the date of any conversion to shares of common stock in the Company. Such warrants will be priced at $1.50 per share during the three-year term of the note or any extension of the note.

(3)

Holder Name	Unamortized Debt Discount as of December 31, 2022	Additions	Amortization	Unamortized Debt Discount as of June 30, 2023
The Kutler Dodd Family Trust	$ 14,643	$ -	$ 2,560	$ 12,083
John Cathcart	2,118	3,294	4,666	746
Total	$ 16,761	$ 3,294	$ 7,226	$ 12,829

The Company has incurred an interest expense of $30,794 and $32,676 during the six months ended June 30, 2023 and 2022, respectively. The Company has interest accrued on the above notes in the amount of $129,474 and $86,865 at June 30, 2023 and 2022, respectively. The Company has paid $5,443 and $10,885 of the accrued interest for the six months ended June 30, 2023 and 2022, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	June 30, 2023	December 31, 2022
Notes payable, 12% interest, interest and principal due December 31, 2023, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

The Company has incurred an interest expense of $792 during the six months ended June 30, 2023 and 2022, respectively. The Company has interest accrued on the above notes in the amount of $9,755 and $8,158 at June 30, 2023 and 2022, respectively.

NOTE 7 – Capital Changes

Offering of Securities

Common stock

Previously, we offered a maximum of 2,000,000 Shares of common stock (“Shares”) exclusively to “accredited investors”. There is no minimum number of Shares to be sold pursuant to the offering other than the minimum purchase requirement. The offering price is $1.50 per Share (for an aggregate offering amount of up to $3,000,000). This offering became effective February 4, 2020 and was amended February 1, 2021 to extend the date of the offering through May 1, 2022. On January 14, 2022, the Company extended the date of the offering through October 1, 2022. This offering as of the date of this report has expired.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

The Company on April 27, 2023 sold 25,000 shares of its restricted common stock to an individual for $25,000.

Secured Convertible Notes

Previously, we offered up to $1,000,000 in Series 2 Senior Convertible Secured Promissory Notes exclusively to “accredited investors”. The Notes will be in a minimum face amount/increment of $10,000 for a term of three years and shall bear interest at a rate at eight Percent (8%) per annum. The Notes will automatically convert to Common Stock of the Company if the Company has received $1,000,000 from its offering or any other source or sources at a conversion price of $1.50 per share. The Notes can also be voluntarily converted by the holder. The Payee shall also be issued Warrants for the purchase of common stock in the Company with a value equal to fifty percent (50%) of the face amount of the Note and effective as of the date of any Conversion to shares of common stock in the Company. Such Warrants shall be priced at $1.50 per share during the three-year term of the Note or any extension of the Note. As of the date of this report, this Offering has expired.

The Company sold $100,000 of these Notes during the year ended December 31, 2022.

In the first quarter of 2023, an investor converted $100,000 of their Secured Convertible Note and related accrued interest in the amount of $5,655 into 70,437 shares of common stock of the Company. The individual also exercised 16,667 warrants from their Secured Convertible Note and purchased 16,667 shares of common stock for $25,000.

The principal balance of convertible notes payable was $87,917 as of June 30, 2023 and $33,239 as of December 31, 2022, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

Warrants

Under an Investment Banking Agreement, the Company issued 50,000 warrants. The exercise price per share of the Common Stock under this Warrant is $0.01 and is fully vested on the Issue Date and is non-cancellable and non-redeemable. As of the date hereof, 10,000 of these warrants have been exercised for $100.00.

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

Common Stock Purchase Warrants

As of June 30, 2023, the following common stock purchase warrants were outstanding:

	Warrants	Exercise Price
Outstanding – December 31, 2022	66,667	$.01
Granted	10,000	1.50
Canceled/forfeited	-	-
Exercised	-	-

Outstanding – June 30, 2023	76,667	$.01-1.50

Name	Term	Grant	Vesting	Shares	Exercise	FV	Sum of	Grant End	Measurement	Remaining
		Date	Date		Price			Date	Date	Life

Kutler-Dodd Trust	3	11/1/2022	11/1/2022	16,667	1.500	25,000	16,667	11/1/2025	03/31/2023	2.33
John Cathcart	3	11/27/2022	11/27/2022	10,000	1.500	15,000	10,000	11/27/2025	03/31/2023	2.41
John Cathcart	3	02/10/2023	02/10/2023	10,000	1.500	15,000	10,000	02/10/2026	03/31/2023	2.61
Averill Satloff	5	1/1/2021	1/1/2021	40,000	0.010	400	40,000	1/1/2026	03/31/2023	2.51

						55,400	76,667

The Warrant Average Price Per Share as of June 30, 2023 was $0.72, and the Weighted Average Remaining Contractual Life of all warrants is 2.47 years.

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

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

On November 9, 2021, the Company entered into an agreement to lease a small commercial space in Reno to be used as a Research and Development Facility. It is 1,475 square feet and the initial monthly rent was $1,253.75 plus $203.50 in estimated CAM charges. The lease was for one year. The Company elected to exclude from its balance sheet recognition of right of use assets and lease liabilities on leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term.

The Lease Agreement was amended and signed on January 11 and 18, respectively, 2023, and took effect on February 1, 2023 and the term was extended as per above to January 31, 2024. The new monthly rent was $1,291.36. The monthly CAM charges remained the same ($203.50).

The Company paid $8,932 and $7,286 of rent expense during the six months ended June 30, 2023 and 2022, respectively. The Company has expensed as repairs $1,609 and $1,500 for the three months ended June 30, 2023 and 2022, respectively, due to the term of the original lease being only for a one-year period.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 27, 2023 through the date these financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On October 17, 2022, the Company entered into an Agreement with Boustead Securities for a Proposed Pre-IPO Financing, Initial Public Offering and Corporate Transactions. The Agreement contemplates that Boustead Securities could act as the underwriter of a future public offering of the Company’s securities based on certain terms and conditions described in the Agreement. The Agreement describes, among other things, the success fees or compensation that the Company will be obligated to pay to Boustead Securities in the event that the Company engages in certain transactions described in the Agreement such as a private placement offering, a public offering, merger, acquisition, joint venture, license, etc., during the term of the Agreement or during a tail period (12 months following termination of the Agreement) thereafter. The Agreement terminates upon the later of: (a) eighteen months from the date of the Agreement; (b) twelve months from the closing date of a public offering of the Company’s securities (if one is engaged in); or (c) the mutual agreement of the parties. The Agreement does not contain any obligation on the part of the Company to engage in any such transactions or for Boustead Securities to participate in any such transactions with the Company. In the Agreement, the Company grants to Boustead Securities an irrevocable right of first refusal for approximately two years following the termination of the Agreement to act as the sole investment banker, sole book-runner, sole financial advisor and/or sole placement agent, at Boustead’s sole discretion, for each transaction described in the Agreement. This agreement and certain terms and conditions are still being worked out in 2023. Based on the agreement with Boustead Securities on October 17, 2022, Boustead Securities will be paid at each Closing from the proceeds in the Escrow Account, fees including and not to exceed: a cash commission of nine percent (9%) of the gross purchase price of Notes sold in the Offering, subject to reduction for sales to certain Subscribers. Boustead shall also receive a non-accountable expense allowance of one percent (1%) of the gross Purchase Price paid by Subscribers in the Offering; and will receive warrants to purchase a number of shares of Common Stock equal to seven percent (7%) of the Common Stock underlying the Notes sold in the Offering to investors, with a term of five (5) years from the relevant Closing Date, at an exercise price of $1.00 per share, such number of shares to be determined based upon a conversion price of $1.00 per share. The 1st closing was held on July 07, 2023 for gross proceeds of $50,000.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023 and December 31, 2022

On July 10, 2023, an investor was issued a convertible note in the amount of $50,000 (the “Note”).  The Note accrues interest at a rate of 8% per annum. The Note has a Maturity date of July 10, 2026 if it has not been converted to shares of common stock in the Company, as provided for in the Note. The Note will automatically convert upon the occurrence of an Uplist Transaction, as provided for in the Note. The conversion rate is $1.00 per share.

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

Admiral Investment Banking Agreement

On December 28, 2020, the Company entered into an Agreement with Admiral Investment Banking (“Admiral”) to market our Private Placement Offering of 2,000,000 shares of common stock to accredited investors.  The Agreement is for the period of one year and has certain renewal provisions. The Agreement provided for commissions of 8% of monies generated by Admiral to be paid to Admiral. It also provided for an override of 2% to be payable to Admiral in the event of the inclusion of another broker/dealer in a transaction. The Agreement also provided for the issuance of warrants to Admiral or its principals in certain instances if so designated by Admiral. The warrants are exercisable at $0.01 per share for a period of five (5) years after the issuance date and cover a total of 50,000 shares of which 10,000 have been exercised. The Company terminated the Agreement effective as of November 10, 2021, but the outstanding warrants are still in effect.

Vestech Securities. Inc. Finders’ Fee Agreement

On February 24, 2022, the Company entered into a non-exclusive Finders Fee Agreement (the “Agreement”) with Vestech Securities, Inc. (“Vestech”) under which Vestech will work to introduce parties to the Company who may be interested in purchasing common stock in the Company, providing capital financing and/or purchasing or licensing some, or all, of the Company’s Patented and Patent Pending technologies. The Agreement is for the period of six months and provides for a Finders’ Fee of 8% for capital raising transactions and a Finders Fee of 4% for Merger and Acquisitions transactions. This Agreement expired in August of 2022. A copy of this Agreement was attached to its March 31, 2023 Quarterly Filing as Exhibit 10.17.

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

Results of Operations – Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2023.

General and administrative expenses were $67,980 for the three-month period ended June 30, 2023, an increase of $42,242 from the $25,739 of general and administrative expenses incurred during the three months ended June 30, 2022.  Most of the general and administrative expenses incurred in this period were to pay for contract services and consultants. We incurred depreciation of $9,137 in the three months ended June 30, 2023, which is an increase of $299 from the $8,837 of depreciation incurred in the three-month period ended June 30, 2022.

We incurred interest expense of $15,550 in the three months ended June 30, 2023, a decrease of $1,396 from the $16,946 of interest expense incurred in the three months ended June 30, 2022. We incurred interest expense-related party of $398 in the three months ended June 30, 2023, an increase of $33 from the interest expense–related party of $398 incurred in the three months ended June 30, 2022

We incurred a net loss of $96,004 during the three months ended June 30, 2023, an increase of $44,117 from the $51,920 net loss incurred during the three months ended June, 2022.  The Company’s increase in net loss in the current period is largely due to the increase in general and administrative expenses in the current period partially offset by a modest increase in depreciation in the current period.

Liquidity and Capital Resources

At June 30, 2023, we had total current assets of $1,878 consisting of $1,878 in cash. We had $731,127 in total current liabilities as of June 30, 2023. Our total current liabilities consisted of notes payable-current maturities of $394,754, notes payable-related party of $13,306, convertible notes payable of $87,917, accounts payable and accrued expenses of $193,895, accounts payable and accrued expenses-related party of $14,755, and advance from a related party of $26,500. We had property, plant and equipment, net of depreciation, of $57,112 as of June 30, 2023. We had no long-term liabilities as of June 30, 2023. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the six months ended June 30, 2023, we had a increase in accounts payable and accrued expenses of $73,118, amortization of debt discount of $7,226, a decrease of prepaid rent of $1,457, an increase in accounts payable and accrued expenses-related party of $5,792, depreciation expense of $20,274, a decrease in deposit of $10,401, an increase in advance from related parties of $26,500. When this is combined with our net loss of $191,148 for the six months ended June 30, 2023, it results in net cash used in operating activities of $46,380.

During the six months ended June 30, 2022, we had a decrease in accounts payable and accrued expenses of $740, an increase in accounts payable and accrued expenses – related party of $792, depreciation expense of $17,674, no increase in the amount of prepaid rent and a decrease in deposits of $1,457. When this is combined with our net loss of $165,974 for the six months ended June 30, 2022, it resulted in net cash used in operating activities of 146,790.

In the six months ended June 30, 2023, we received proceeds from notes payable of $10,000, a $1,000 contribution of non-controlling interest and proceeds from the sale of common stock of $25,000 which resulted in net cash provided by financing activities of $36,000.

In the six months ended June 30, 2022, we received proceeds from the sale of common stock of $50,000 and proceeds from convertible notes payable of $100,000 which resulted in net cash provided by financing activities of $150,000 in the same six-month period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the six-month period ended June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023, the Company sold 25,000 shares of its common stock.

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

High Sierra Technologies, Inc.

Date:	August 16, 2023	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer and President

Date:	August 16, 2023	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer