Form 10-Q
period 2023-09-30
High Sierra Technologies, Inc.
filed 2023-12-15
CIK 1365388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes [ ] No [X]

As of December 14, 2023, the Registrant had 20,641,749 shares of common stock outstanding.

High Sierra Technologies, Inc.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” and words of similar import refer to High Sierra Technologies, Inc., unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors, risks and uncertainties are discussed in our filings with the Securities and Exchange Commission and include, among others:

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

PART I

Item 1. Financial Statements

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023 (Unaudited)	2022
ASSETS
Current Assets
Cash	$ 17,332	$ 12,258
Prepaid rent	1,495	1,457
Deposits	-	10,401
Total Current Assets	18,827	24,116

Property, Plant and Equipment, net	46,975	77,386

Total Assets	$ 65,802	$ 101,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable	$ 395,500	$ 385,500
Notes payable-related party	13,306	13,306
Current portion convertible notes payable, net of debt discount	39,219	33,239
Accounts payable and accrued expenses	163,136	120,777
Accounts payable and accrued expenses-related party	10,157	8,963
Advanced royalties	25,000	-
Total Current Liabilities	646,318	561,785

Long Term Liabilities
Non-current portion convertible notes payable, net of debt discount	176,294	50,000

Total Long-Term Liabilities	176,294	50,000

Total Liabilities	822,612	611,785

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, no par value, non-voting, 5,000,000
shares authorized, 0 shares issued and outstanding at
September 30, 2023 and December 31, 2022,
respectively	-	-
Common stock, no par value, 50,000,000 shares
authorized; 20,641,749 shares issued and outstanding
at September 30, 2023 and 20,616,749 shares issued
and outstanding at December 31, 2022, respectively	992,490	954,383
Accumulated Deficit	(1,750,190)	(1,464,666)
Noncontrolling interest	890	-
Total Stockholders' Deficit	(756,810)	(510,283)

Total Liabilities and Stockholders' Deficit	$ 65,802	$ 101,502

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$ -	$ -	$ -	$ -

Total revenues	-	-	-	-

Operating Expenses
Depreciation	10,137	10,428	30,411	28,103
Contract Services	16,574	5,000	35,873	19,000
Professional Services	41,476	11,715	120,914	57,405
SG&A	5,021	7,731	38,236	62,872

Total operating expenses	73,208	34,874	225,434	167,380

(Loss) from operations	(73,208)	(34,874)	(225,434)	(167,380)

Other (expense)
Amortization of debt discount	(3,155)	-	(10,381)	-
Interest (expense)	(17,638)	(17,132)	(48,432)	(49,808)
Interest (expense)-Related party	(485)	(402)	(1,277)	(1,194)

Total other (expense)	(21,278)	(17,534)	(60,090)	(51,002)

(Loss) before income taxes	(94,486)	(52,408)	(285,524)	(218,382)
Income taxes	-	-	-	-

Consolidated net (loss)	(94,486)	(52,408)	(285,524)	(218,382)
Less: Net (loss) noncontrolling interest	-	-	(110)	-

Net (loss) attributable to High Sierra Technologies, Inc	$ (94,486)	$ (52,408)	$ (285,414)	$(218,382)

(Loss) per share-Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding
Basic and diluted	20,641,749	20,494,645	20,631,035	20,489,639

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the Three Months, Six Months and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Interest	Deficit
Balance-January 1, 2022	-	$ -	20,461,311	$ 704,449	$(1,140,714)	$ -	$ (436,265)

Proceeds from the sale of common stock	-	-	33,334	50,000	-	-	50,000

Net (loss) for three months ended March 31, 2022	-	-	-	-	(114,054)	-	(114,054)

Balance – March 31, 2022	-	$ -	20,494,645	$ 754,449	$ (1,254,768)	$ -	$ (500,319)

Net loss for the three months ended June 30, 2022	-	-	-	-	(51,920)	-	(51,920)

Balance-June 30, 2022	-	$ -	20,494,645	$ 754,449	$(1,306,688)	$ -	$ (552,239)

Net (loss) for the three months ended September 30, 2022	-	-	-	-	(52,408)	-	(52,408)

Balance-September 30, 2022	-	$ -	20,494,645	$ 754,449	$ (1,359,096)	$ -	$ (604,647)

	Preferred Stock		Common Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Interest	Deficit
Balance-January 1, 2023	-	$ -	20,616,749	$ 954,383	$(1,464,666)	$ -	$ (510,283)

Contribution of noncontrolling interest	-	-	-	-	-	1,000	1,000

Warrant issuance cost	-	-	-	3,294	-	-	3,294

Net (loss) for three months ended March 31, 2023	-	-	-	-	(95,034)	(110)	(95,144)

Balance-March 31,2023	-	$ -	20,616,749	$ 957,677	$ (1,559,700)	$ 890	$ (601,133)

Proceeds from sale of common stock	-	-	25,000	25,000	-	-	25,000

Net loss for the three months ended June 30, 2023	-	-	-	-	(96,004)	-	(96,004)

Balance-June 30, 2023	-	$ -	20,641,749	$ 982,677	$(1,655,704)	$ 890	$ (672,137)

Warrant issuance cost	-	-	-	9,813	-	-	9,813

Net (loss) for the three months ended September 30, 2023	-	-	-	-	(94,486)	-	(94,486)

Balance-September 30, 2023	-	$ -	20,641,749	$ 992,490	$(1,750,190)	$ 890	$ (756,810)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$ (285,524)	$ (218,382)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	30,411	28,103
Amortization of debt discount	10,381	-
Cost of issuance of debt	46,428	-
Changes in assets and liabilities:
Decrease (increase) in prepaid rent	(38)	1,457
Decrease in deposit	10,401	-
Increase in accounts payable and accrued expenses	42,359	28,018
Increase in accounts payable and accrued expenses-Related party	1,194	1,195
Increase in advanced royalties	25,000	-

Net cash used in operating activities	(119,388)	(159,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(43,435)

Net cash used in investing activities	-	(43,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of non-controlling interest	890	-
Proceeds from sale of common stock	25,000	50,000
Proceeds from notes payable	10,000	-
Payment of Financing costs	(15,000)	-
Proceeds from convertible notes payable	103,572	100,000

Net cash provided by financing activities	124,462	150,000

Net (decrease) increase in cash	5,074	(53,044)

CASH AT BEGINNING PERIOD	12,258	55,351

CASH AT END OF PERIOD	$ 17,332	$ 2,307

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 16,328	$ 14,578
Cash paid for income taxes	$ -	$ -
Debt discount	$ 6,878	$ -

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Gulf & Orient Steamship Company, LTD. (“Gulf”) was incorporated in the State of Colorado on May 9, 1996. Gulf originally intended to engage in the business of marine transportation.

On December 31, 2018, Gulf entered into a Share Exchange Agreement with High Sierra Technologies, Inc., a Nevada corporation (“High Sierra”), and all of its shareholders. The shareholders of High Sierra were issued shares of the Gulf’s common stock on a one for one share basis in exchange for their shares of High Sierra’s common stock.  High Sierra became a wholly owned subsidiary of Gulf in the business combination. The Share Exchange was treated as a reverse merger and recapitalization, and as a result, the consolidated financial statements are presented under successor entity reporting, with an inception date of August 6, 2018. Subsequently Gulf’s name was changed to High Sierra Technologies, Inc. (together with its subsidiaries, the “Company”).

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

September 30, 2023 and December 31, 2022

Hempacco is an industry leader in the hemp smokables market space.  Hempacco’s state-of-the-art production facility provides it with superior production capabilities that allow it to be able to currently produce over 30 million hemp cigarettes per month with the ability to quickly expand its production capabilities with very short notice.

This is the first use of the patented technology developed by High Sierra. Recently, Organipure began production of hemp smokables using the patented technology developed by High Sierra. Organipure expects to begin generating revenue in the fourth quarter of 2023.

The Company is currently looking for other opportunities in the hemp/CBD market and has signed certain Letters of Intent it is seeking to concurrently fund and close.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company consolidates its subsidiaries in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, and specifically ASC 810-10-15-8 which states, "the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All inter-company transactions have been eliminated during consolidation. The Company’s subsidiaries are High Sierra Technologies, Inc., a Nevada corporation, and the 50% interest in Organipure, Inc., a Nevada corporation (“Organipure”). The Company controls 50% of the Board of Directors of Organipure.  Since November of 2022, the Company has been actively involved in the development of Organipure’s operations with power to direct the activities and significantly impact Organipure’s economic performance. The Company also has obligations to absorb losses and the right to receive benefits from Organipure. As such, in accordance with ASC 810-10-25-38A through 25-38J, Organipure is consolidated as a VIE of the Company.

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

September 30, 2023 and December 31, 2022

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered impaired as of September 30, 2023 and December 31, 2022.

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at September 30, 2023, and recorded no impairment losses during the quarters ended September 30, 2023 and 2022. The Company currently writes off all costs related to any intangible assets it has or is acquiring to current operating expenses.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended September 30, 2023 and 2022 were $0.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

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

September 30, 2023 and December 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  As of September 30, 2023, the Company had a total of 109,999 (76,666 from outstanding warrants and 33,333 from convertible notes payable) potentially dilutive shares outstanding.

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

September 30, 2023 and December 31, 2022

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

NOTE 4 – Property and Equipment

At September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Lives	September 30, 2023	December 31, 2022

Equipment	5	$ 176,750	$ 176,750
Furniture and lab equipment	5	25,989	25,989
Leasehold improvements	15	17,445	17,445
		220,184	220,184
Less: accumulated depreciation		(173,209)	(142,798)
		$ 46,975	$ 77,386

Depreciation expense was $30,411 and $28,103 for the nine months ended September 30, 2023 and 2022, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

NOTE 5 – Notes Payable

The Company’s debt consists of the following:

	September 30, 2023	December 31, 2022
Notes payable, 12-16% interest, interest and principal due June 6, 2023 through October 27, 2023, unsecured. (1)	$ 395,500	$ 385,500

Notes payable-Series 2 Senior Convertible Secured Promissory Notes, 8% interest, interest and principal due October 21, 2023 through May 27, 2024 (2), net of debt discount (3)	87,171	83,239

Notes payable-Senior Convertible Promissory Notes, 8% interest, interest and principal due July 7, 2026 through August 16, 2026 (4), net of debt discounts (5)	128,342	0

Total due	611,013	468,739
Current Portion-Notes Payable	395,500	385,500
Current Portion-Convertible Notes Payable	39,219	33,239
Long-term portion	$176,294	$ 50,000

(1)	One note for $50,000 includes as an additional return on the debt a 3% interest in the gross crop yield from the Company’s hemp crop in McDermitt, NV. No accrual has been made for this interest due to failure of crop and no proceeds received from a Gross Crop Yield. This note was purchased by another note holder and the additional return from a Gross Crop Yield was eliminated.
(2)	The Series 2 notes contain certain automatic and voluntary conversion provisions. The payee has the option to voluntarily convert the note to shares of the common stock of the Company, at any time during the term of the note, or any extension of the note, at a conversion price of $1.50. The payee will also be issued warrants for the purchase of common stock in the Company with a value equal to 50% of the face amount of the note and effective as of the date of any conversion to shares of common stock in the Company. Such warrants will be priced at $1.50 per share during the three-year term of the note or any extension of the note.

(3)

Holder Name	Unamortized Debt Discount as of December 31, 2022	Additions	Amortization	Unamortized Debt Discount as of September 30, 2023
The Kutler Dodd Family Trust	$ 14,643	$ -	$ 3,863	$ 10,781
John Cathcart	2,118	3,294	5,412	0
Total	$ 16,761	$ 3,294	$ 9,274	$ 10,781

(4)	The notes contain certain automatic and voluntary conversion provisions. The payee has the option to voluntarily convert the note to shares of the common stock of the Company, at any time during the term of the note, or any extension of the note, at a conversion price of $1.00. The broker will also be issued warrants for the purchase of common stock in the Company with a value equal to $1.00 for conversion to shares of common stock in the Company. Such warrants will be priced at $1.00 per share during the three-year term of the note or any extension of the note.

NOTE 5 – Notes Payable(continued)

(5)

Holder Name	Unamortized Debt Discount as of December 31, 2022	Additions	Amortization	Unamortized Debt Discount as of September 30, 2023
The Kutler Dodd Family Trust	$ 0	$ 8,271	$ 535	$ 7,699
Mark A. Greenberg Family Trust	0	16,542	572	16,007
Total	$ 0	$ 24,813	$ 1,107	$ 23,706

The Company has incurred an interest expense of $48,432 and $49,808 during the nine months ended September 30, 2023 and 2022, respectively. The Company has interest accrued on the above notes in the amount of $136,227 and $100,305 at September 30, 2023 and 2022, respectively. The Company has paid $16,328 and $14,578 of the accrued interest for the nine months ended September 30, 2023 and 2022, respectively.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

NOTE 6 – Notes Payable-Related Party

The Company’s related party debt consists of the following:

	September 30, 2023	December 31, 2022
Notes payable, 12% interest, interest and principal due December 31, 2023, unsecured	$ 13,306	$ 13,306

Total due	13,306	13,306
Current Portion	13,306	13,306
Long-term portion	$ -	$ -

The Company has incurred an interest expense of $1,277 and $1,194 during the nine months ended September 30, 2023 and 2022, respectively. The Company has interest accrued on the above notes in the amount of $10,157 and $8,561 at September 30, 2023 and 2022, respectively.

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

On April 27, 2023 the Company sold 25,000 shares of its restricted common stock to an individual for $25,000.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

NOTE 7 – Capital Changes(continued)

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

The principal balance of convertible notes payable was $87,917 as of September 30, 2023 and $33,239 as of December 31, 2022, respectively.

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

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

Boustead shall also receive a non-accountable expense allowance of one percent (1%) of the gross Purchase Price paid by Subscribers in the Offering; and will receive warrants to purchase a number of shares of Common Stock equal to seven percent (7%) of the Common Stock underlying the Notes sold in the Offering to investors, with a term of five (5) years from the relevant Closing Date, at an exercise price of $1.00 per share, such number of shares to be determined based upon a conversion price of $1.00 per share. The first two closings were held in July and August of 2023 for gross proceeds of $150,000.

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

The Company issued 10,500 warrants (one issuance for 3,500 warrants and one issuance for 7,000 warrants) pursuant to an Investment Banking Agreement in the three months ended September 30, 2023 at a fair value of $9,813 at an exercise price of $1.00 per share.

Common Stock Purchase Warrants

As of September 30, 2023, the following common stock purchase warrants were outstanding:

	Warrants	Exercise Price
Outstanding – December 31, 2022	66,667	$.01
Granted	20,500	1.00 - 1.50
Canceled/forfeited	-	-
Exercised	-	-

Outstanding – September 30, 2023	87,167	$.01-1.50

Name	Term	Grant	Vesting	Shares	Exercise	FV	Sum of	Grant End	Measurement	Remaining
		Date	Date		Price			Date	Date	Life

Kutler-Dodd Trust	3	11/1/2022	11/1/2022	16,667	1.500	25,000	16,667	11/1/2025	09/30/2023	2.37
John Cathcart	3	11/27/2022	11/27/2022	10,000	1.500	15,000	10,000	11/27/2025	09/30/2023	2.09
John Cathcart	3	02/10/2023	02/10/2023	10,000	1.500	15,000	10,000	02/10/2026	09/30/2023	2.16
Averill Satloff	5	01/1/2021	01/1/2021	40,000	0.010	400	40,000	01/1/2026	09/30/2023	2.26
Boustead Securities	5	07/07/2023	07/07/23	3,500	1.00	3,500	3,500	07/07/2028	09/30/2023	4.77
Boustead Securities	5	08/16/2023	08/16/2023	7,000	1.00	7,000	7,000	08/16/2028	09/30/2023	4.88

						65,900	87,167

The Warrant Average Price Per Share as of September 30, 2023 was $0.76, and the Weighted Average Remaining Contractual Life of all warrants is 3.09 years.

HIGH SIERRA TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023 and December 31, 2022

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	378-381%
Risk-free interest rate	4.42%
Expected life (years)	5.00
Stock Price	$1.00
Exercise Price	$1.00-1.50

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

The Company paid $13,416 and $11,658 of rent expense during the nine months ended September 30, 2023 and 2022, respectively. The Company has expensed as repairs $1,609 and $1,500 for the three months ended September 30, 2023 and 2022, respectively, due to the term of the original lease being only for a one-year period.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023 through the date these financial statements were issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

The Company has received a First Office Action on its Canadian Patent Application Number 3,031,123, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS, and that its attorneys at Oliff PLC and Bereskin & Parr in Canada have responded to it. The Company has also recently amended its Canadian Patent Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. The Company has received a second Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has responded to it. The Company has received a third Office Action to this Amended Canadian Patent Application and, in concert with its attorneys, has recently responded to it. Based on this response, on November 7, 2023, the Canadian Patent Office issued the Company Canadian Patent Number 3,031,123.

The Company’s outside Patent Counsel, Oliff PLC has completed the Application to the European Patent Office (“EPO”) based on Patent Cooperation Treaty Application Number PCT/US2019/014778, CANNABIS PRODUCTS MODIFIED BY REMOVING VOLATILE ORGANIC COMPOUNDS AND ADDING VOLATILE UNSATURATED HYDROCARBONS. It has been filed as European Patent Office Application Number 19743904.5. The Company has also recently amended its EPO Application so that it accurately reflects the claims embodied in United States Patents Numbered 10,737,198, 10,835,839 and 11,338,222 as well as the Continuation Application Number 17,098/539 filed on November 16, 2020. This EPO Application, as amended, will allow the Company to simultaneously prosecute its PCT Application in a total of 39 different countries in Europe and the surrounding areas as well as Hong Kong. The Company has received a First Office Action to its European Patent Office Application Number 19743904.5. The Company and its attorneys at Oliff PLC and Astrum Element One Limited in the United Kingdom prepared and filed a detailed response. Based on this response, on October 2, 2023, the EPO issued an Intention to Grant the Company a Patent based on Application Number 19743904.5.

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

This is the first use of the patented technology developed by the Company’s wholly owned subsidiary. Recently Organipure began production of hemp cigarettes using the patented technology developed by the Company. Organipure expects to begin generating revenue in the fourth quarter of 2023.

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

Results of Operations – Three Months and Nine Months Ended September 30, 2023 and Three Months and Nine Months Ended September 30, 2022

We have generated no revenues since inception. We hope to start earning revenues during the fiscal year ending December 31, 2023.

General and administrative expenses were $63,071 for the three-month period ended September 30, 2023, an increase of $38,625 from the $24,446 of general and administrative expenses incurred during the three months ended September 30, 2022.  Most of the general and administrative expenses incurred in this period were to pay for contract services and consultants. We incurred depreciation of $10,137 in the three months ended September 30, 2023, which is a decrease of $291 from the $10,428 of depreciation incurred in the three-month period ended September 30, 2022.

General and administrative expenses were $195,023 for the nine-month period ended September 30, 2023, an increase of $55,746 from the $139,277 of general and administrative expenses incurred during the nine months ended September 30, 2022.  Most of the general and administrative expenses incurred in this period were to pay for contract services and consultants. We incurred depreciation of $30,411 in the nine months ended September 30, 2023, which is an increase of $2,308 from the $28,103 of depreciation incurred in the nine-month period ended September 30, 2022.

We incurred interest expense of $17,638 in the three months ended September 30, 2023, an increase of $506 from the $17,132 of interest expense incurred in the three months ended September 30, 2022. We incurred interest expense-related party of $485 in the three months ended September 30, 2023, an increase of $83 from the interest expense–related party of $402 incurred in the three months ended September 30, 2022

We incurred interest expense of $48,432 in the nine months ended September 30, 2023, a decrease of $1,376 from the $49,808 of interest expense incurred in the nine months ended September 30, 2022. We incurred interest expense-related party of $1,277 in the nine months ended September 30, 2023, an increase of $83 from the interest expense–related party of $1,194 incurred in the nine months ended September 30, 2022.

We incurred a net loss of $94,486 during the three months ended September 30, 2023, an increase of $42,078 from the $52,408 net loss incurred during the three months ended September 30, 2022.  The Company’s increase in net loss in the current period is largely due to the increase in general and administrative expenses in the current.

We incurred a net loss of $285,524 during the nine months ended September 30, 2023, an increase of $67,142 from the $218,382 net loss incurred during the nine months ended September 30, 2022. The Company's increase in net loss in the current period is largely due to the increase in general and administrative expenses in the current.

Liquidity and Capital Resources

At September 30, 2023, we had total current assets of $18,827 consisting of $17,332 in cash and $1,495 in prepaid rent. We had $646,318 in total current liabilities as of September 30, 2023. Our total current liabilities consisted of notes payable-current maturities of $395,500, notes payable-related party of $13,306, current portion of convertible notes payable, net of debt discount of $39,219, accounts payable and accrued expenses of $163,136, accounts payable and accrued expenses-related party of $10,157 and advanced royalties of $25,000. We had property, plant and equipment, net of depreciation, of $46,975 as of September 30, 2023. We had long-term liabilities of $176,294 as of September 30, 2023. See our Plan of Operation above for information about our cash requirements for the next 12 months.

The cash flows from operating activities consisted of the following: During the nine months ended September 30, 2023, we had a increase in accounts payable and accrued expenses of $42,359, amortization of debt discount of $10,381, a decrease of prepaid rent of $38, an increase in accounts payable and accrued expenses-related party of $1,194, depreciation expense of $30,411, a decrease in deposit of $10,401, issuance of debt costs of $46,428 and an increase in advanced royalties of $25,000. When this is combined with our net loss of $285,524 for the nine months ended September 30, 2023, it results in net cash used in operating activities of $119,388.

In the nine months ended September 30, 2023, we received proceeds from notes payable of $10,000, a $890 contribution of non-controlling interest, proceeds from the sale of common stock of $25,000, payment of financing costs of $15,000 and proceeds from convertible notes payable of $103,572 which resulted in net cash provided by financing activities of $124,462.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine-month period ended September 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2023, the Company sold 25,000 shares of its common stock.

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

High Sierra Technologies, Inc.

Date:	December 15, 2023	By:	/s/ Vincent C. Lombardi
Vincent C. Lombardi, Chief Executive Officer and President

Date:	December 15, 2023	By:	/s/ Gregg W. Koechlein
Gregg W. Koechlein, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer